Form 10-Q
period 1996-03-31
ATLANTA TECHNOLOGY GROUP INC
filed 1996-05-15
CIK 915250

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington 25, D.C. 20549

                                 FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File No. 0-23062



                         ATLANTA TECHNOLOGY GROUP INC.
            (Exact name of issuer as specified in its charter)



           Delaware                                  58-2077053
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


                              400 EMBASSY ROW
                                  SUITE 570
                             ATLANTA, GA 30328
             (Address of principal executive offices, zip code)


                                (770) 671-0600
                          (Issuer's telephone number)


                          1117 PERIMETER CENTER WEST
                                  SUITE N 316
                               ATLANTA, GA 30338
            (Former address of principal executive offices, zip code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No []

As of March 31, 1996 the Registrant had 2,800,275 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]


                        ATLANTA TECHNOLOGY GROUP, INC.

                      PART I.     FINANCIAL INFORMATION

                       Item 1.   FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEET

                                  ASSETS
                                (Unaudited)

                                                                                       AS OF
                                             As of
                                        March 31, 1996
CURRENT ASSETS

Cash                                     $   32,170

Accounts receivable-trade                   201,016

Inventory                                    20,550

Other current assets                          5,037
                                            _______

TOTAL CURRENT ASSETS                        258,773



EQUIPMENT AND FIXTURES

Equipment and fixtures, net                 123,912



OTHER ASSETS

Software development costs, net             547,860

Deferred offering costs                     139,851

Other assets                                 26,140
                                            _______

TOTAL ASSETS                             $1,096,536


See notes to financial statements



                        ATLANTA TECHNOLOGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                               (Unaudited)

                                                       As of
                                                  March 31, 1996


CURRENT LIABILITIES

Notes payable                                     $  716,200

Notes payable to shareholders and affiliates         151,152

Accounts payable - trade                             305,883

Other current liabilities                            155,424
                                                   _________

TOTAL CURRENT LIABILITIES                          1,328,659


SHAREHOLDERS' EQUITY

Common stock                                           2,800

Additional paid-in capital                         2,520,783

Retained earnings (deficit)                       (2,755,706)
                                                  ___________

Total Shareholders' Equity                          (232,123)



TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                              $1,096,536

See notes to financial statements.


                        ATLANTA TECHNOLOGY GROUP, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)



                                                  Three-Month Period
                                                    Ended March 31,

                                                  1996            1995


Revenues                                        $410,476        $274,850

Cost of Sales                                    162,134         120,526
                                                ________        ________

Gross profit                                     248,342         154,324


Operating expenses                               345,104         254,659
                                                ________        ________

Loss before income taxes                         (96,762)       (100,335)

Provision for taxes                                  -               -


Net loss                                         (96,762)       (100,335)





Weighted average number of
common shares outstanding                      2,949,581       2,795,275


Earnings (loss) per share                          $(.03)          $(.04)

See notes to financial statements.


                         ATLANTA TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                        Three-Month Period
                                                          Ended March 31,

                                                    1996            1995


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                  $(96,762)       $(100,335)

Adjustments to reconcile net loss to
net cash provided (used) by
operating activities:

Depreciation and amortization                        93,157           17,238

Changes in operating assets and liabilities:

Increase in accounts receivable                     (34,534)         108,492

Increase in other current assets                       (319)           7,671

Increase in current liabilities                     110,434          (61,907)
                                                   ________         ________
Net cash provided (used) by operating
activities                                           71,976          (28,841)
                                                   ________         ________

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to equipment and fixtures                  (3,312)         (16,186)

Additions to capitalized software
development costs                                  (113,199)         (59,820)

Increase (decrease) in other noncurrent                  12           (8,002)
assets                                                   __           _______

Net cash used by investing activities              (116,499)         (84,008)
                                                   _________         ________

CASH FLOWS FROM FINANCING ACTIVITIES:

Costs associated with proposed common
stock offering                                      (32,826)

Proceeds from the issuance of notes
payable, net                                         73,400

Payments on notes to affiliates                     (17,068)         118,230
                                                    ________         _______

Net cash provided by financing activities            23,506          118,230
                                                     ______          _______


NET (DECREASE) INCREASE IN CASH                     (21,017)           5,381

CASH AT BEGINNING OF PERIOD                          53,187           21,994
                                                     ______           ______

CASH AT END OF PERIOD                               $32,170          $27,375
                                                    _______          _______

See notes to financial statements.

                        ATLANTA TECHNOLOGY GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE THREE MONTHS ENDED
                             MARCH 31, 1996
                              (Unaudited)

1.      Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Consolidated Statement of Operations for the Three Months Ended March 31, 1996 is not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

2.      Organization and Intercorporate Relationships:

       (A)  The Company

       Atlanta Technology Group, Inc. ("the Company") was incorporated under the laws of the State of Delaware in October 1993. The Company is the parent company of three Georgia corporations Time Value Corporation, Silver Ridge Software Inc., and Net City Inc.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Atlanta Technology Group, Inc. ("ATG") is a holding company based in Atlanta, Georgia with three subsidiaries in the information technology field. The primary subsidiary is Time Value Corporation, a Georgia corporation ("TVC") that was formed to develop, market and support a medical cost containment system designed to reduce the clinical and administrative costs of producing documentation, correspondence and record keeping for the medical community. The medical cost containment system is known as Documentplus. Silver Ridge Software Inc. ("SRS") operates as a software engineering firm which develops custom solutions for companies that need software design or assistance with network support and training, systems evaluation, technical writing or project management. Net City Inc. is not currently conducting operations.


Liquidity and Capital Resources


Working capital decreased during the three months ended March 31, 1996 principally as a result of the Company borrowing funds on a short term basis to fund operating expenses.

On January 12, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 1,610,000 shares of common stock at $3.00 per share pursuant to a public offering of common stock.

In February 1996, the Company borrowed $24,000 from an unrelated third party. This note carries no interest and is due in May 1996. Also in February 1996, the Company borrowed $50,000 from an unrelated third party, bearing interest at twelve percent per annum and due six months from the date of issuance.

Through February 1996, the Company repaid $7,000 to Acquisition Advisors, Inc., an affiliate.

In March, 1996, promissory notes in the amount of $400,000 became due. The Company agreed to an increase in the interest rate on the notes in exchange for an extension of the term. All the noteholders agreed to extend the term of the promissory notes until May 1996.

ATG plans to derive its income from the sale of its subsidiaries' existing products, including products released or to be released in 1996, from the sale of scannable forms and from the contract programming software engineering and development services of SRS. Until ATG's revenues are sufficient to fund its subsidiaries' operations, ATG will need additional outside sources of capital to finance its subsidiaries' operations and research and development activities. ATG anticipates that the proceeds from the Offering will be sufficient to finance its subsidiaries' activities until revenues are sufficient to fund such activities.

Results of Operations

Revenues for the first quarter ended March 31,1996 were $410,476, a 49% increase from revenues of $274,850 for the first quarter ended March 31, 1995. The reason for this increase was primarily the fact that the Company expanded its potential customer base by presenting Documentplus to doctors at more than 24 meetings during the first quarter of 1996 compared to 8 meetings during the same period in 1995. Attendance at these meetings ranged from 20 doctors to over 300 doctors. The Company also began utilizing national advertising in the fourth quarter of 1995. The sales cycle for the Documentplus system ranges from one to nine months after initial contact. At the end of the first quarter of 1995, TVC had installed 127 systems in clinics, primarily in the eastern region of the US. At the end of the first quarter 1996, TVC had installed over 280 systems in clinics nationwide.

Gross profits for the first quarter ended March 31, 1996 increased to $248,341 from $154,324 for the same period of 1995. The primary reason for this increase was the fact that TVC is now receiving the benefit of the recurring revenue from sales of scannable forms to users as well as the increase in new system sales. TVC also lowered its cost of goods sold in the first quarter 1996 to 39.5% from 43.8% in the first quarter of 1995. This occurred because of the increased sales of scannable forms (which carry a lower cost of goods) and the lower price on the scanners which was negotiated by TVC with its supplier.

Operating expenses for the quarter ended March 31, 1996 were $345,104 an increase of $90,445 over the period ended March 31, 1995. The most significant increases were for marketing expenses and interest accruals on short term debt. Marketing expenses increased as a result of TVC's Documentplus system being demonstrated to clinicians at twenty-four seminars and trade shows during the first quarter of 1996, as opposed to the eight seminars and shows attended in the same period in 1995.

Net loss for the quarter ended March 31, 1996 was $96,932 a decrease of $3,573 from the loss of $100,335 for the quarter ended March 31, 1995. This decrease was due to the increased level of business achieved by TVC without any corresponding increase in expenses for facilities and personnel. The net loss for the quarter ended Mrch 31, 1996 also included a charge of $65,555 for amortization of the fair market value of warrants to purchase shares of the Company's common stock which were issued to various investors in September 1995.


                        PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           The company is not currently a party to any legal proceedings the result of which it believes could have a material adverse effect upon its business, properties or financial condition.

Item 2.    CHANGES IN SECURITIES

           Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to shareholders for a vote.

Item 5.    OTHER INFORMATION

           Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Not applicable

           (b) The Company did not file any Reports on Form 8-K during the period ended March 31, 1996.

                        ATLANTA TECHNOLOGY GROUP, INC.

                                 Signatures


In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        ATLANTA TECHNOLOGY GROUP INC.


                             /s/  Hale R. Spiegelberg
                        By:  ______________________________

                             Hale R. Spiegelberg
                             Chief Executive Officer
                             Chief Financial Officer