Form 10KSB/A
period 1995-12-31
ATLANTA TECHNOLOGY GROUP INC
filed 1996-05-29
CIK 915250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC. 20549

                                 Form 10-KSB/A


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1995
                           Commission file number 0-23062


                           ATLANTA TECHNOLOGY GROUP, INC.
                  (Name of small business issuer in its charter)


                Delaware                              58-2077053
      (State or other jurisdiction of               (IRS Employer
      incorporation or organization)                Identification No.)



                                400 Embassy Row
                                   Suite 570
                              Atlanta, GA 30338

                 (Address of principal executive offices)
                                  (Zip code)


                                (770) 671-0600
                         (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

                               Common Stock
                             (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the registrant for the fiscal year ended December 31, 1995 were $1,559,701.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $313,802 as of December 31, 1995.

As of December 31, 1995, the Registrant had 2,800,275 shares of Common Stock, par value $0.001, outstanding.

Total number of pages [43]              Exhibit Index is located at page [42]

DOCUMENTS INCORPORATED BY REFERENCE: Registration Statement on Form SB-2 (file # 33-00256) dated January 12, 1996

Transitional Small Business Disclosure Format (Check one): Yes[] No[X]



                           ATLANTA TECHNOLOGY GROUP, INC.

                                     Form 10-KSB

                    For the Fiscal Year Ended December 31, 1995



PART 1

Item 1.  Description of Business

General

        Atlanta Technology Group Inc. ("ATG" or the "Company") was incorporated in the State of Delaware on October 12, 1993 under the name of Time Value Corporation as a holding company for high technology companies and changed its name to Atlanta Technology Group, Inc. in February 1994 by filing a Certificate of Amendment in the State of Delaware. Atlanta Technology Group is the parent company of three high technology entities, Net City, Inc., Silver Ridge Software, Inc. and Time Value Corporation. Time Value Corporation ("TVC") was incorporated in June 1991 in the state of Georgia under the name of Converging Systems, Inc. On September 13,1993, TVC acquired 3,300,000 of the 4,018,327 issued and outstanding common shares of FSQ Systems Corp. ("FSQ"). On October 25, 1993, FSQ was merged into the Company on the basis of 36 shares of FSQ for one share of the Company's common stock. Prior to the merger, FSQ did not have any operations. The Company then approved a Plan of Reorganization (the "Plan") for TVC. Under the terms of the Plan, the Company issued 2,010,000 shares of its common stock to the shareholders of TVC in exchange for all of the issued and outstanding shares of TVC. Silver Ridge Software Inc. ("SRS") was incorporated in August 1993 in Georgia. The Company merged with SRS in May 1994 under a pooling of interest transaction in which the Company exchanged 500,000 shares of stock for all the issued and outstanding shares of SRS. Net City, Inc., a Georgia corporation, is not currently engaged in any operating activities.


        The principal office of the company is located at 400 Embassy Row, Suite 570, Atlanta, Georgia, 30328 and its telephone number is (770) 671-0600. The Company has 19 employees on staff, including 5 in sales, 4 in administration, 7 in programming and 3 in technical support.


Subsidiaries

        Time Value Corporation

        Time Value Corporation ("TVC") was incorporated in June 1991 for the purpose of developing, marketing and supporting a solution to reduce the clinical and administrative costs of producing documentation, correspondence, and recordkeeping for the medical community. The solution is a proprietary product of TVC and is known as Documentplus.

        Prior to September 1994, TVC was involved in research and development of its proprietary product known as the Documentplus system. Beginning in September 1994 through December 1994, the Company introduced the Documentplus system at 18 seminars held primarily in the Eastern United States. As a result of these presentations, 67 systems were sold in 1994. In 1995, the Documentplus system was presented at 29 seminars sponsored by various management consulting groups and six meetings held by state associations. This exposure resulted in sales of 164 systems during 1995. The sales cycle for the Documentplus system ranges from one month to nine months from initial contact to contract execution. The Company historically closes a sale of the Documentplus system with 10% of the clinicians who attend the seminars where Documentplus is being presented. In 1996, the Company plans to attend 60 seminars between January and June. The seminar schedule for the third and fourth quarters of 1996 will be determined in May 1996.

        TVC accepts checks, credit cards and approved leases at the time of order. Most of the systems are sold under leasing arrangements which the individual doctor arranges with independent companies.

        Income. The Documentplus system is sold directly to end-users in the medical field. Currently, TVC is marketing Documentplus to chiropractors, neck and back pain clinics in the United States. The total number of end-users of the Documentplus system increased from 67 at December 31, 1994 to 231 at December 31, 1995. Revenue from the sale of systems more than doubled from $212,371 in fiscal 1994 to $553,933 in fiscal 1995.

        Each system module requires the use of different scan sheets. The scan sheets used with each specialty module are manufactured by National Computer Systems, Inc. ("NCS"), a Minnesota corporation, and Scantron Corporation ("Scantron"), a California corporation, according to specifications supplied by TVC. TVC purchases these forms from NCS and Scantron and then resells the forms to users of the specialty modules. TVC is currently receiving approximately $18,600 per month from the sale of scan forms to current users. Revenue from the sale of scannable forms increased from $82,819 during fiscal year 1994 to $194,170 in fiscal year 1995. Revenues from support fees were $8,750 for fiscal 1994 and $38,050 for fiscal 1995.

        The increases experienced in each category were the direct result of the additional 164 systems sold during 1995. Each system which is sold will generate recurring revenue for TVC as users purchase the copyrighted scannable forms from TVC and support fees are billed to users on an annual basis. In 1996, the revenues from the sale of systems in January and February were $130,835, an increase of 19.1% over the $109,848 achieved during the same two month period in 1995. Revenue from the sale of forms through January and February 1996 has been $47,677, which was an increase of 147.6% over the $19,258 during the same two month period of 1995 and revenue from support fees during the same period increased to $24,850 an increase of 105.4% over the $12,100 during January and February 1995.

        Future Development. The Company, along with TVC, has adopted a plan to address the issues which caused the report of the Company's independent certified public accountant to contain a going concern qualification. Management believes that based on the results of operations for the first two months of 1996 that adherence to the Company's plan will result in the Company becoming profitable in the second quarter of 1996. Management has developed a plan to sustain and expand this profitability through (1) diversification of existing product lines, (2) enhancement of existing product lines,
(3) expansion of the geographical area in which it operates, and (4) raising capital through securities offerings. Because the incremental costs of developing a Documentplus system for a new medical specialty is relatively small (approximately $75,000), TVC expects to be able to grow quickly by offering different Documentplus specialty modules. TVC plans to introduce four new modules in the next 12 months: orthopedics, physical therapy, orthodontics and neurology. Eventually, TVC anticipates introducing modules for each area of medical specialty.

        TVC is also seeking to market its products nationwide through trade publications and seminars. TVC has retained three national physician management consulting groups to assist in marketing and promoting. TVC believes that increased sales from this national exposure will begin in the second or third quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company has filed a Registration Statement on Form SB-2
(file #33-00256) for the offer and sale of 1,400,000 shares of its common stock at $3.00 per share (the "Offering"). The Company believes that the proceeds from the Offering together with anticipated cash flows should be sufficient to satisfy its financial needs for a period of at least 12 months.

        The business plan currently being pursued by the Company is based on information available to Management at the time of its preparation. The Company and TVC recognize that difficulties could arise that could have an adverse effect on TVC's ability to successfully implement its business plan. There could be delays in getting new products to market. One potential source for delay is the availability of independent medical professionals to devote sufficient time to assist in the development of these new products. TVC could experience cost overruns in the development and marketing of new products. Because TVC is heavily dependent on others to supply the basic components of its products, any increase in the cost of supplies may have an adverse effect on sales and/or profitability. While TVC believes that there is a viable market for computer generated medical records and it has a superior product to those currently on the market, there can be no assurance that TVC's products will be accepted by enough medical practitioners to support profitability. In addition, the competitive advantage that TVC believes it currently enjoys may prove to be illusory or easily overcome by a competitor in the future. In short, TVC cannot anticipate the myriad of things that may occur that could have an adverse impact on its ability to successfully implement its business plan.

        Product. Documentplus is a comprehensive computer based system designed to reduce the time clinicians and their staff spend preparing paperwork, documentation and correspondence in a medical, dental, or chiropractic practice. A complete Documentplus system consists of a microcomputer, a printer, an optical mark scanner, one or more of the Documentplus software programs, a word processing program, and copyrighted Documentplus optical mark scannable forms. If the practitioner already owns an IBM compatible computer and a word processing program (compatible with TVC's proprietary software), a separate computer and word processing program are normally not purchased. At the present time, TVC's software is compatible with several word processing programs. As part of its service, TVC offers its customers hardware products including microcomputers and Scantron optical scanners, as well as the AmiPro word processing program.

        Documentplus provides the healthcare practitioner with automatic patient letter generation capabilities which TVC believes are needed today to promote informed consent and reduce legal exposure. Today's healthcare practitioner is acutely aware of the need for documentation in the area of patient communications. However, because of the considerable time and cost involved with such documentation, patient communications are primarily oral and create a significant potential for misunderstanding and inadequate retention. Such misunderstandings can create unnecessary malpractice exposure.

       Documentplus is a computer based product designed to generate individualized correspondence to patients and referring and consulting dentists, physicians and chiropractors quickly, accurately and efficiently. TVC believes that effective patient communication is essential for maintaining and expanding a dental, medical, or chiropractic practice and for maintaining a record of diagnosis and recommended treatment which can be used in the defense of malpractice or similar claims. Documentplus is designed to provide clinicians with a comprehensive and time-efficient means of communicating essential clinical information to the patient, referring practitioners, and insurance companies.

       Using Documentplus scannable forms for patient and clinician input in conjunction with Documentplus software, a microcomputer and an optical mark scanner, Documentplus generates individualized correspondence from the healthcare practitioner to the patient, referring and/or consulting physicians, dentists, chiropractors, insurance companies and others. TVC's copyrighted optical mark scannable forms ("OMS forms"), including Patient Health Questionnaires, Clinical Evaluation forms, Clinical Radiographic Findings forms, Clinical Re-evaluation and Treatment forms, Daily SOAP Note forms (SOAP stands for subjective, objective, assessment and plans, and represents the four parts of a written account of the health problem made by a doctor), and Patient Outcome Assessment forms,are filled out by patients and clinicians and input into the Documentplus software by an optical mark scanner. The Documentplus program uses the data read by the optical scanning device to generate customized letters from the physician, dentist, or chiropractor to patients explaining objectives and treatment recommendations.

        Documentplus is comprised of various submodules. Each submodule provides the practitioner with customized written communications for the practitioner's specialty area in order to better inform the patient, the patient's referring or consulting clinicians and the insurance providers of the status of the patient's condition.

        Documentplus begins with OMS forms designed by TVC with assistance from medical, dental or chiropractic practitioners. Each submodule requires a series of OMS forms designed to manage a patient throughout his or her association with the physician, dentist or chiropractor. The OMS forms include a medical history of the patient, which the patient completes during his/her initial visit, an examination and evaluation OMS form completed by the clinician, a radiographic diagnosis and treatment OMS form completed by the clinician and/or staff member, and periodic progress OMS forms completed by the clinician or staff member.

        The OMS forms contain a series of questions answered by darkening with a pencil a round circle or "bubble" adjacent to the appropriate response on the OMS forms. The OMS forms are designed to provide a logical flow of information and clinical findings from the general to the very specific. The division of information on the OMS forms provides a readable,understandable, and efficient means of case evaluation and diagnosis. The OMS form is completed as the physician, dentist, chiropractor, or an assistant, examines the patient or evaluates other data, such as x-rays or results from laboratory tests. The use of OMS forms provides the practitioner with a method for standardizing the examination and diagnostic procedures for all new patients, thereby providing a comprehensive and accurate record from the beginning of treatment.

        Documentplus also generates progress letters once the patient is under a physician's, dentist's, or chiropractor's care. The healthcare practitioner determines the desired interval for the progress letter, then marks the appropriate response adjacent to the clinical description on the OMS form, after which Documentplus generates a letter of treatment status to the patient.

        Referral letters also can be generated by Documentplus to advise referring doctors, dentists or chiropractors of the recommended treatment for patients. Simultaneously, clinicians being consulted concerning contributing problems are notified as to the specific reason the patient has been referred to them.

        Using a OMS form with Documentplus, the healthcare practitioner also can generate billing and information narratives for the patient's insurance company with specific diagnosis and treatment plan and charges billed to the patient.

         All correspondence generated by Documentplus can be reviewed and edited prior to being printed in final form.

        The OMS forms used with Documentplus are manufactured by Scantron Corporation and National Computer Systems, Inc. ("NCS"). Completed OMS forms are scanned by an optical mark scanner. Documentplus has been developed for use with a Scantron optical mark scanner and a NCS optical mark scanner. These scanners read the data on the OMS form by identifying the darkness of each mark. Light transmitted through the OMS form allows the scanner to read accurately both sides of the sheet in a single pass, and the data read by the optical scanner is then transmitted to a microcomputer. TVC's proprietary software processes the data into the appropriate correspondence and documentation requested by the clinician. The correspondence and documentation are transferred into a word processor for review, editing (if so desired), printing and distribution.

        The following is a partial list of correspondence and documentation automatically prepared from the OMS forms. In many cases multiple narratives of the same document are prepared for distribution to referring or consulting clinicians, the patient, the insurance provider, as well as for in-practice use.

Patient Health Questionnaire - elicits additional information after the preliminary history is taken

Doctor Heath Questionnaire - summarizes the information the patient has provided

Patient Initial Letter - summarizes the patient's initial visit and outlines planned treatment

Doctor Initial Letter - to referring clinician summarizing patient's initial visit and planned treatment

Medical summary - to consulting clinician summarizing findings after medical history,clinical exam, and radiographic findings

Informed Consent - indicates informed consent for specific procedures on behalf of patient

Progress Reports - summarizes progress and expected developments during various phases of treatment

Insurance Letter - provides information to the insurance company using proper diagnosis and treatment coding

Patient Complete Letter - includes additional information from lab test reports

Doctor Complete Letter - to referring doctor with additional information from lab test reports

Medico-legal Letter - to patient's attorney with information regarding patient's history and treatment procedures


        TVC introduced the Chiropractic module on September 10, 1994 and has sold and installed over 220 systems since the introduction. These sales have been the result of TVC's attending seminars under the direction of Markson Management Services, Inc. as well as independent chiropractic trade shows during 1995.


Benefits of Documentplus

The Company believes that the Documentplus system has the following benefits:

Improves Patient Education and Communication. Creates an environment for attracting and developing new patients through the use of an effective, written personal patient education and communication program.

Increases Patient Confidence. Intended to increase patient confidence in the clinician by educating patients about their particular needs through written communications.

Improves Communication Between Clinicians. Develops a mutually beneficial relationship between referring and consulting clinicians through detailed correspondence relating to patient treatment and needs.

Eliminates Routine Dictation. Eliminates most of the requirements for routine dictation, thus allowing for an increased patient load or redirection of time to developing the practice.

Effective Time Management. Reduces consultation time and improves the quality of care by providing an easy-to-use diagnostic tool and standardized comprehensive records, documentation, and correspondence from initial visit through on-going treatment.

Enhances Marketing. Creates an on-line records and documentation research data bank for patient call backs as new techniques, procedures and treatments, become available for their conditions.

Increases Revenues. Enhances insurance claims turnaround and improves cash flows by providing complete documentation and correspondence for insurance companies.

Reduces Malpractice Exposure. Provides added protection against possible litigation with comprehensive documentation supporting the diagnosis, treatment and informed consent of the patient.

Improves Administration. Provides systems which improve financial planning, processing of insurance claims, and communications.


Warranties and Training

        TVC warrants its products for 90 days. After the expiration of the initial warranty period, TVC will provide continuing technical support for its software for an additional annual maintenance fee. The actual amount of the annual maintenance fee depends upon the software purchased by the customer. The optical mark scanners are sold by TVC for use with the Documentplus system and are warranted by Scantron Corporation or NCS for a period of 90 days after shipment. A maintenance agreement for the scanners is available directly from Scantron or NCS.

        Training of the clinician's staff to use Documentplus is provided by TVC. TVC will provide users with a video tape and an instruction manual for installation of the Documentplus system. Additional training is available if requested by users. If on-site training is requested, the clinician is responsible for all expenses incurred by TVC's personnel.


Competition and Marketing

        Competition. Many firms have developed independent software applications which are designed to solve only a portion of the problems facing medical/dental/chiropractic practices. Accordingly, the medical, dental and chiropractic market is very fragmented in its approach to office management systems. As a result, TVC believes there is a need for a single software system which will combine and/or integrate groups of individual applications and technologies to create a comprehensive approach for managing office paperwork.

        As with any new product, the extent to which the targeted community will perceive a need for TVC's products is uncertain. The computer software industry is highly competitive. TVC competes with other entities having established marketing and distribution networks, greater resources and capabilities, and wider name recognition in the marketplace including Scribe Systems, Inc. (maker of Comp-u-Scribe Narrative Report Writer)and Cornerstone Systems (maker of Narrative Power). TVC's competitors could develop products which are functionally equivalent or superior to TVC's system, in which case TVC's perceived competitive advantage concerning the nature of its products would be lost.

        Marketing. TVC's potential market includes over 600,000 physicians, dentists and chiropractors in private practice covering approximately 38 specialties in the United States. TVC's products are designed to provide clinicians with a comprehensive and efficient means of providing quality services to patients, developing a large referral/consulting clinician base, processing accurate and timely insurance claims and operating a practice with lower expenses.

        The present marketing plan of TVC consists of the following elements:

        1) To utilize experienced medical/dental/chiropractic clinicians to develop specific patient communications packages that relate to particular specialties in their particular fields.

        2) To demonstrate Documentplus at symposiums, regional, and national trade shows (for each medical, dental, or chiropractic specialty and their specific associations) and study club groups.

        3) To introduce and incorporate Documentplus as part of the formal curriculum where healthcare practitioners receive their training. Previous versions of the Orthodontic and TMJ modules have been used at Marquette University and Tufts University.

        4) To develop a product "users" group to assist TVC in monitoring the target specialties in dentistry, chiropractic, and medicine, as well as responding to the needs of clinicians.

        The Company has not undertaken any marketing or feasibility studies to date.

        In order to successfully market its products, TVC will need to penetrate and depend heavily on established medical/dental/chiropractic distribution networks. TVC intends to develop an initial network of distributors. Primary distribution will be through direct and indirect sales channel, with special large marketing opportunities requiring direct sales representation, and indirect sales to be made by dealers or distributors. Each salesperson and distributor will be required to attend a training program that will include computer technical basics, demonstration techniques, and specific product features, functions and benefits. TVC has negotiated marketing contracts for its chiropractic system with Markson Management Services, Inc., an unaffiliated chiropractic management company that conducts seminars for healthcare practitioners on how to operate their offices more efficiently, Activator Methods Inc. and two other marketing and distribution companies. The other two marketing and distribution companies sponsor conferences and provide publications targeted to the medical community. The contracts will provide for national exposure of Documentplus in catalogs, at seminars and through articles in chiropractic journals and magazines published by these organizations. In addition, TVC has begun national advertising in journals and other professional chiropractic publications.


Silver Ridge Software, Inc.

        Silver Ridge Software, Inc. was incorporated in 1993 as a computer consulting and software engineering firm.

Services

        Silver Ridge Software provides customized computer software solutions and contract engineering services to companies ranging from insurance and finance to embedded control systems and telecommunications. Silver Ridge Software develops custom software for its clients and has no immediate plans to develop or market products for the general public at this time.

        In order to satisfy the software development needs of its clients, Silver Ridge Software maintains an internal development team trained in areas of software design, network support and training, systems evaluation, technical writing, and project management. Silver Ridge personnel are trained in multiple programming languages including Assembler, C, C++, Focus, Foxpro, Clipper, Access, Powerbuilder, Visual Basic, and Visual C++. Silver Ridge also provides on-site contractors for clients who want the participation of their own personnel in the development process.

        In its first year of operations, Silver Ridge Software has obtained a broad client base ranging from small to medium size entities with annual revenues of $10 million to $250 million. Currently, SRS's largest client is Courier Dispatch constituting approximately 20% of SRS's revenues. SRS has developed and implemented a client\server based system for Courier to replace their mainframe system. In addition, SRS has developed, implemented, and maintained numerous software systems in fields as diverse as manufacturing, distribution, and communications.

Market

        As the software development marketplace is highly competitive, Silver Ridge Software is aligning itself to meet current trends of "user-friendly" software and systems. SRS intends to market its services through direct mail advertising, radio advertising and newspaper advertising. There are many software development companies in competition with SRS. The Company provides no assurance that SRS will be able to compete successfully in such an environment.


Net City, Inc.

        Net City, Inc. was incorporated in September 1994 for the purpose of developing an online service. The Company contributed an existing online service which it had acquired from Millennium Global, Inc. in exchange for Millennium's outstanding note to the Company. The Company acquired Millennium Global, Inc.'s online service system including required computer hardware and software in exchange for an outstanding note of $125,313 owed to the Company. Subsequently, the Company formed Net City, Inc. to develop the online service acquired. Net City, Inc. consequently changed the name of Millennium On-line to Net City. Net City, Inc. is not currently conducting any operations.


ITEM 2.  DESCRIPTION OF PROPERTY

       Time Value Corporation currently is leasing facilities totaling 2300 sq. feet at 1117 Perimeter Center West, Atlanta, Georgia under a lease which expires on May 15, 1996. The Company shares this space with Time Value Corporation, on a rent free basis. The monthly lease payment for these facilities is approximately $3000. Time Value Corporation has anticipated that it will need additional space at the time the current lease expires. Silver Ridge Software is occupying 2900 sq. feet at 400 Embassy Row, Atlanta, Georgia under a lease which expires in 1999. Silver Ridge Software believes that its facilities will meet its needs through the next several years. The monthly lease payment for Silver Ridge Software is approximately $3900.


ITEM 3.  LEGAL PROCEEDINGS

        On May 6, 1994, an action was commenced in the Superior Court, Fulton County, Georgia, entitled Fiberoptic Atlanta Inc. vs Atlanta Technology Group, Inc., Silver Ridge Software Inc., Greg Richter, and Hale R. Spiegelberg. On June 13, 1995, the parties entered into a Settlement Agreement whereby all lawsuits were dismissed and the parties agreed to share ongoing costs pending the sale of the assets of Fiberoptic Atlanta Inc. The Company's share of these estimated future costs have been accrued at December 31, 1994. During 1995, no costs were incurred relating to the sale of these assets.

        During 1995, the Company was the defendant in an action in Pinellas County Court, Florida entitled Gregory S. Roe vs Hale Spiegelberg and Atlanta Technology Group, Inc. This action was settled in December 1995 and the Company agreed to pay Mr. Roe a total of $2,000 payable in ten consecutive monthly payments to settle this suit. At December 31, 1995, all remaining payments have been accrued.

        The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company, currently is not party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock has traded on the over-the-counter market on the National Association of Securities Dealers, Inc.'s Electronic Bulletin Board since May 12, 1994. The following table sets forth the quarterly high and low bid prices of the Company's Common Stock as quoted by the NASD's Electronic Bulletin Board. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.



                                Common Stock    High    Low

Fiscal Quarter Ended:

June 30, 1994                                   $10.19  $4.19

September 30, 1994                              $12.00  $4.00

December 31, 1994                               $12.00  $3.00

March 31, 1995                                  $3.75   $.25

June 30, 1995                                   $4.50   $1.00

September 30, 1995                              $1.00   $1.00

December 31, 1995                               $1.00   $.375



        (b) Approximate Number of Shareholders. At December 31, 1995, there were 718 holders of record of the Company's Common Stock. Since certain of the shares of Common Stock are held in street name, it is believed that there are substantial additional beneficial holders of Common Stock.


        (c) Dividends. Holders of Common Stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefor. No dividends have been paid with respect to the Company's Common Stock and no cash dividends are anticipated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

        On October 12, 1993, the Company approved a plan of reorganization
(the "Plan") with TVC under the terms of which the Company issued 2,010,000 shares of Common Stock to the twelve shareholders of TVC in exchange for all of the issued and outstanding share of TVC. The securities issued to the shareholders of TVC were "restricted" securities as defined in Rule 144 promulgated under the Securities Act of 1933 (the "Act") and were issued for investment purposes only and without a view to redistribution. All of the shareholders of TVC were, prior to the sale of the Company's securities to such persons, fully informed and advised about such matters concerning the Company, including its business, financial affairs and other matters. No general forms of advertising were used and no commissions or other forms of compensation were paid in connection with these sales to the shareholders of TVC. Sales of restricted Common Stock to the shareholders of TVC were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.


        On October 25, 1993, FSQ Systems Corporation was merged into the Company. In connection with this merger, the Company issued 111,620 shares of Common Stock to the shareholders of FSQ. Sales of Common Stock to the shareholders of FSQ were exempt from the registration provisions of the Act by virtue of Section 3(b) of the Act and Rule 504 of the Securities and Exchange Commission (the "Commission").


        Between November 1993 and January 1994, the Company sold 75,334 shares of Common Stock, at a price of $3.00 per share to six persons in a private offering. All of the securities sold in connection with this offering were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with this offering. All investors in this offering received information concerning the Company, including audited financial statements. No underwriters were used in connection with the sale of Common Stock in this offering although the Company paid sales commissions of $7,300 to one broker/dealer for soliciting investors. Sales of Common Stock pursuant to this private offering were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act and Rules 505 and 506 of the Commission, as transactions by an issuer not involving any public offering.

        In December 1993, the Company issued 28,832 shares of Common Stock to AAI as payment for advances of $86,496 made by AAI to the Company in 1993. In December 1993, the Company issued 44,948 shares of Common Stock to TSI as payment for advances of $134,844 made by TSI to the Company in 1993.

        The securities issued to TSI and AAI were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the issuance of the shares to TSI and AAI. Both TSI and AAI were principal shareholders of the Company at the time of the transactions and had access to information concerning the Company, including audited financial statements. No underwriters were used in connection with the issuance of these shares and no sales commissions were paid to any person. The issuance of Common Stock to TSI and AAI was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions not involving any public offering.

        On May 10, 1994, the Company granted an employee/consultant, as payment for outside consulting services, options to purchase 200,000 shares of Common Stock. Options to purchase 20,000 shares are exercisable at $3.00 per share and the remaining options are exercisable at $5.00 per share. The options are exercisable at various times and upon certain conditions. The options are due to expire on or before May 10, 1999. As of December 31, 1994, the holder of the options had exercised options on 114,000 of the shares. The shares underlying the options were registered with the Commission by registration statement on Form S-8 filed May 20, 1994.

        The options issued in the transactions described above were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the issuance of the options. The options were issued for investment purposes only and without a view to distribution. The option holder acquired the options for his own account and was fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The holder of the options has signed an agreement providing that the options, as well as the shares issuable upon the exercise of the options, may not be offered, sold or transferred other than pursuant to an effective registration statement under the Act, or pursuant to an applicable exemption from such registration. No underwriters were involved in the sale of the options and no commissions or other forms of remuneration were paid to any person in connection with such sale. The issuance of the options described above was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions not involving any public offering.

        In May 1994, the Company acquired Silver Ridge Software Inc. ("SRS") and issued 500,000 shares of Common Stock to the former owners of SRS in exchange for all of the issued and outstanding common stock of SRS. The securities issued to the shareholders of SRS were restricted securities as defined in Rule 144 and were issued for investment purposes only and without a view to redistribution. All of the shareholders of SRS were, prior to the sale of the Company's securities to such persons, fully informed and advised about such matters concerning the Company, including its business, financial affairs and other matters. No general forms of advertising were used and no commissions or other forms of compensation were paid in connection with these sales to the shareholders of SRS. Sales of restricted Common Stock to the shareholders of SRS were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

        On July 15, 1994, the Company entered into an agreement with Rubix marketing, Inc., a Georgia corporation ("Rubix") to market certain on-line computer services. As compensation for its efforts, Rubix is entitled to options for up to 1,000,000 shares of the Company's common stock exercisable at $9.50 per share and due to expire on July 31, 1997. The options are issued only after certain revenue levels are attained by Net City, Inc. As of December 15, 1995 there have been no options issued to Rubix for its servic

        The options issued in the transactions described above were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the transaction. The options are to be issued for investment purposes only and without a view to distribution. Rubix was fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. Rubix has signed an agreement attesting to its understanding that the options, as well as the shares issuable upon the exercise of the options, may not be offered, sold or transferred other than pursuant to an effective registration statement under the Act, or pursuant to an applicable exemption from such registration. No underwriters were involved in the transaction described aboveand no commissions or other forms of remuneration were paid to any person in connection with such transaction. The issuance of the options described above, should they occur, will be exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.


        On August 31, 1994, the Company issued 2,000 shares to a consultant in exchange for services in potentially developing Net City's on-line service. The securities issued to the consultant were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the issuance of shares to the consultant. The consultant was, prior to the sale of the Company's securities to him, fully informed and advised about such matters concerning the Company, including its business, financial affairs and other matters. No underwriters were used in connection with the issuance of these shares and no sales commissions were paid to any person. The issuance of Common Stock to the consultant was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

        In March 1995, ATG initiated a private offering of units that included one promissory note in the face amount of $50,000, bearing interest at ten percent per annum and due eighteen months from the date of issuance, and one warrant to purchase 10,000 shares of the Common Stock for $5.00 per share. The amount raised in this offering was $160,320. In August 1995, ATG initiated a private offering of units that ultimately included one promissory note in the face amount of $50,000, bearing interest at twelve percent per annum and due six months from the date of issuance, and one warrant to purchase 16,666 shares of the Common Stock. The amount raised in this offering was $400,800. (Collectively, the "1995 Offerings").

        All of the securities sold in connection with the 1995 Offerings were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the 1995 Offerings. All investors in the 1995 Offerings received information concerning the Company, including audited financial statements. No underwriters were used in connection with the sale of the Company's securities in the 1995 Offerings, although the company paid sales commissions of $17,000 to Brookstreet Securities Corporation for soliciting investors. Sales of the Company's securities pursuant to the 1995 Offerings were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act and Regulation D promulgated by the Commissio as transactions by an issuer not involving any public offering.

        On April 3, 1995, the Company issued 5,000 shares to two individuals for marketing services rendered. The securities issued for these services were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the issuance of the shares to the two individuals. The individuals were, prior to the sale of the Company's securities to them, fully informed and advised about such matters concerning the Company, including its business, financial affairs and other matters. No underwriters were used in connection with the issuance of these shares and no sales commissions were paid to any person. The issuance of Common Stock to these individuals was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

        On December 19, 1995, the Company issued a promissory note in the face amount of $36,000, bearing interest at ten percent per annum and due three months from the date of issuance to an individual investor. On February 2, 1996, the Company issued a promissory note in the face amount of $50,000, bearing interest at twelve percent per annum and due six months from the date of issuance to an individual investor. On February 9, 1996, the Company issued a promissory note in the face amount of $24,000 with no interest and due three months from the date of issuance to an individual investor. No general forms of advertising were used in connection with the issuance of these promissory notes. The individual investors were, prior to the sale of the Company's securities to them, fully informed and advised about such matters concerning the Company, including its business, financial affairs and other matters. No underwriters were used in connection with the issuance of these promissory notes and no sales commissions were paid to any persons. These transactions were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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


Plan to Address Going Concern Opinion

        The Company's independent auditor has expressed the opinion that the Company's ability to continue as a going concern is jeopardized unless the Company obtains an infusion of capital to sustain the Company until it can market its products on a profitable basis. The basis of this opinion is the fact that the Company has yet to achieve profitability and does not have long-term financing in place. The Company has developed a plan to achieve profitability and allay doubts as to its ability to continue as a going concern. This plan includes (1) diversification of existing product lines;
(2) enhancement of existing product lines; (3) expansion of the geographical area in which it operates; and (4) raising capital through securities offerings.

        Diversification. The Company has designed its software product so that the research and development expense of creating new Documentplus systems for different medical specialty areas will be minimal. The Company has already completed the basic system platform which enables it to complete the development of additional medical specialty systems at a cost substantially lower than developing the original Documentplus system. The primary costs of developing a Documentplus module for a new medical specialty are creating the copyrighted scannable forms and customizing the narrative output for the specific medical specialty produced.

        Presently, the Company is developing simultaneously Documentplus systems in orthopedics, physical therapy, orthodontics and neurology. The Company estimates that the cost of releasing these additional systems to the market will be approximately $300,000 in total. The Company intends to fund the development and release of these products from the proceeds of the Offering. The Company plans to release these new Documentplus systems in the next 12 months. The orthopedics, physical therapy and orthodontics specialty systems are scheduled for release in the third quarter of 1996. The neurology specialty system is scheduled for release in January 1997.

        Based on information obtained by the Company in 1995, there are 20,000 orthopedists and 64,000 physical therapists licensed to practice in the United States. The Company believes that this expansion could add as many as 8,500 users to its current base in five years in these two specialties alone. This figure is based upon a market penetration of ten percent of licensed practitioners in those specialties over that period of time. The Company intends to market the new specialties by demonstrating the Documentplus systems at seminars and trade shows for each medical specialty during the year. The Company will also advertise in trade publications for each specialty.

        The Company already has established sales, training and support personnel. Since the Documentplus system works basically the same way in each medical specialty, the Company feels that its personnel in the sales, training and support departments will be adequate to launch the new specialty systems. As future funding is available, the Company has identified additional specialties that it intends to develop.

        Enhancement of Existing Product Lines. The Company is currently developing additional Documentplus forms to be used in patient assessment and anticipates that these forms will be ready for the market in the second quarter of 1996. These copyrighted forms will be marketed to existing Documentplus users and used in the orthopedics, physical therapy and neurology Documentplus systems.

        Expansion. The Company has increased its number of salespersons from one in 1994 to four in 1996. The Company is now working with three management consultant groups with national exposure instead of one that is located primarily in the Eastern United States. Additionally, the Company is achieving more exposure from advertising in national trade catalogs and directories as well as articles written in national trade publications about its products. These activities have resulted in increased leads and sales over the same time period in 1995. Management believes that this additional exposure will increase sales during the second and third quarters of 1996.

        Raising Capital. The Company projects that after the completion of the Offering, it will be able to fund the development of future specialty systems from the recurring revenue produced from the sale of its Documentplus systems, sales of copyrighted scannable forms and annual support fees. Management believes that the proceeds from the Offering, together with the anticipated cash flow from the operations of its subsidiaries, will be sufficient to support currently anticipated working capital requirements for at least 12 months. A portion of the net proceeds will be used to satisfy the Company's existing debt, which carries interest, thereby reducing interest expense in future periods. Management believes that at that time the Company will have sustained a level of profitability that will enable it to conduct operations and continue expansion efforts without the need for outside financing.

        The Company believes that it has laid the groundwork which will enable it to break even in May 1996. The Company started its advertising campaign in December 1995 and is seeing increased leads and sales because of the marketing. Based on the Company's projections, the Company anticipates that it will break even in May 1996 on revenues of $202,117 and operating expenses of $169,343. The projected income before taxes will begin covering the capitalized research and development costs at that time and the Company believes that it will continue to be profitable throughout 1996.

        The going concern qualification is contained in the 1994 and 1995 audited financial statements. The independent auditor has indicated that the language can be removed in 1996 as soon as the Company has completed the Offering and has sufficient cash in the bank to cover losses. The independent auditor also has indicated that the language can be removed once the Company has achieved profitability.


Fiscal Year 1994


Results from Operations. Revenues for 1994 were $1,023,414, a 500% increase from revenues of $170,777 for 1993. This increase is primarily the result of TVC's release of the Documentplus system for chiropractors in the third quarter of 1994 and the increase of revenues of SRS.



ATG's gross profit decreased in 1994 to 47% from 53% in 1993. This decrease is primarily the result of increased research and development costs associated with the introduction of new products.



Total operating expenses increased to $1,348,876 in 1994 from $566,014 in 1993. This $782,862 increase was primarily the result of an increase in the sales and technical staff in an effort to increase the customer base, number of products available for sale and higher levels of customer service.


Operating expenses increased during 1994, primarily as the result of increased salaries, rent, payroll taxes and trade show expenses. Professional fees increased in 1994 because of outside consultants that ATG hired to prepare the year-end financial statements.

ATG plans to derive its income from the sale of TVC's products, including Documentplus, optical mark scan ("OMS") forms and support fees. ATG's income also includes fees generated by SRS consulting activities and placing contract employees with customers to oversee the development, installation and maintenance of computer systems. Each Documentplus software product requires the use of different OMS forms. The OMS forms used with the Documentplus system are manufactured by National Computer Systems, Inc. ("NCS") and Scantron Corporation ("Scantron") according to specifications supplied by TVC. TVC purchases these OMS forms from NCS or Scantron and then resells them to users of Documentplus. TVC received approximately $13,000 per month from the sale of OMS forms. TVC plans to develop new OMS forms for each new medical Documentplus system from which it will receive additional OMS forms revenues. In 1994, TVC sold 65 Documentplus systems. Through December 31, 1994 revenues were $82,819 from the sale of OMS forms. There can be no assurance that ATG can generate sufficient revenues to turn a profit.

In February 1994, TVC released its Documentplus General Dental Package. In September 1994, TVC released its Documentplus Chiropractic Package. Although the industry-wide acceptance of these products cannot be anticipated, it is expected that TVC will generate additional revenues from the sale of its Documentplus system to clinicians.

No income tax benefit is recognized for the operating losses incurred by ATG in any year because future taxable income cannot be assured. These losses, however, may be carried forward to future periods.


Fiscal Year 1995


Results from operations. Revenues for 1995 were $1,559,701 in 1995, a 52% increase from revenues of $1,023,414 for 1994. The reason for this increase was primarily the fact that TVC had a full year of sales of the chiropractic Documentplus system. TVC ended 1994 with the sale of 67 Documentplus systems. During 1995, TVC sold 164 systems. TVC had 231 systems operating by the end of 1995.


Sales and gross profits for the year ended December 31, 1995 increased over the 1994 levels principally as a result of the increased business generated by SRS in 1995 versus 1994 and the increased sales of TVC's Documentplus system in the chiropractic market and the increased growth in the sale of scannable forms.

Revenues for the year ended December 31, 1995 increased to $1,559,701 from $1,023,414 for the year ended December 31, 1994, an increase of $536,287. The increase in revenues is the result of increased sales of TVC's Documentplus and copyrighted scannable forms, and SRS's increased growth. TVC also began billing for annual support of its Documentplus system to the first system purchasers during the first quarter of 1995.


Operating expenses for the year ended December 31, 1995 increased by $370,804 over the year ended December 31, 1994. The most significant increases were in salaries, payroll taxes, trade show expenses and interest on short term debt. The increase in salaries and payroll taxes reflects the hiring of additional engineering, sales, administrative and research and development personnel as well as the cost of contract personnel used by SRS as part of its computer consulting service operations. Marketing expenses increased as a result of TVC's Documentplus system being demonstrated to clinicians at seminars and trade shows. Operating expenses for the year ended December
31, 1995 also include commissions of $12,000 and offering expenses of $28,000 for the interim financing obtained by the Company as well as a charge of $66,665 for amortization of debt discount incurred by the issuance of warrants to purchase shares of the Company's common stock which were issued to various investors in September 1995.



Cost of sales for the year ended December 31, 1995 decreased from 52.8% in fiscal 1994 to 41.6% for fiscal 1995. The primary reason for the decrease was the fact of increased sales of scannable forms in the first quarter of 1995. This increase was due to the fact that there were increased numbers of Documentplus users which led to increased sales of the paper associated with the system. TVC estimates that each system which is purchased will lead to recurring revenues of approximately $2000 per user per year for the purchase of scannable forms. The scannable forms have a greater profit margin and as revenues from the sales of forms increases, the cost of goods will decrease. Increased sales of forms should also lead to economies in purchasing as the Company will be able to take advantage of greater volume discounts.



Liquidity and Capital Resources

The Company has financed operations through sales, stockholder loans and the issuance of Common Stock.

Working capital decreased during the year ended December 31, 1995 principally as a result of ATG borrowing funds on a short term basis to fund operations of its subsidiaries.

In January 1995, the Company borrowed $30,000 from an unaffiliated company at an interest rate of 8.5% per annum.

In March 1995, the Company initiated a private offering of units that included one promissory notes in the face amount of $50,000, bearing interest at ten percent per annum and due 18 months from the date of issuance, and one warrant to purchase 10,000 shares of the Common Stock for $5.00 per share. The amount raised in this offering was $160,320. In January 1996, the Company exchanged one warrant to purchase 10,000 shares of Common Stock for $5.00 per share with one warrant to purchase 16,666 shares of Common Stock fo $100.

In May 1995, the Company borrowed $35,000 on a demand note from the wife of Hale R. Spiegelberg, Chairman and Chief Executive Officer of the Company. This note carried an interest rate of ten percent per annum. This note was repaid in October 1995.

In August 1995, the Company initiated a private offering of units that ultimately included one promissory note in the face amount of $50,000, bearing interest at twelve percent per annum and due six months from the date of issuance, and one warrant to purchase 16,666 shares of Common Stock for $100. The amount raised in this offering was $400,800.

In December 1995, the Company borrowed $36,000 from an unrelated third party. This note carries an interest rate of ten percent and is due March 1996.

In February 1996, the Company borrowed $24,000 from an unrelated third party. This note carries no interest and is due in May 1996. Also in February 1996, the Company borrowed $50,000 from an unrelated third party, bearing interest at twelve percent per annum and due six months from the date of issuance.

ATG plans to derive its income from the sale of its subsidiaries' existing products, including products released or to be released in 1996, from the sale of scannable forms and from the contract programming software engineering and development services of SRS. Until ATG's revenues are sufficient to fund its subsidiaries' operations, ATG will need additional outside sources of capital to finance its subsidiaries' operations and research and development activities. ATG anticipates that the proceeds from the Offering will be sufficient to finance its activities and also the activitites of its subsidiaries' until revenues are sufficient to fund such activities.


ATG does not believe that inflation had a significant impact on its results of operations in the past two years.

Seasonality

Management does not believe that the Company's business is seasonal.


Item 7.  Financial Statements

The following financial statements are attached hereto commencing on Page 27.

Independent Auditor's Report (December 31, 1995 and 1994).

Consolidated Balance Sheets at December 31, 1995 and 1994.

Consolidated Statements of Operations for the years ended December 31, 1995 and 1994.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, and 1994.

Consolidated Statement of Cash Flows for the years ended December 31, 1995 and 1994.

Notes to Consolidated Financial Statements for the years ended
December 31, 1995 and 1994.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons

       The present members of the Company's Board of Directors are as follows:



        Name                        Age              Position


        Hale R. Spiegelberg         44      CEO, Secretary, CFO and a Director

        James Cassidy               62      President,  and a Director

        Gregory W.L. Richter        33      Director

        Herbert W. Browne           69      Director


        Mr. Hale R. Spiegelberg has been Chief Executive Officer and a director of ATG since its inception, and has been actively involved in the optical mark scanning, and other high technology industries for the past six years. Currently, he is a full-time employee of ATG, and is committed to managing ATG on a full-time basis. Since 1994, he has served as a director of Avionics One, Inc., a company organized to design and develop an aircraft navigational system. In 1994, he served as a director of Fiberoptic Atlanta, Inc. Since 1991, he has served as President of Total Software Inc., a computer software system and hardware set-up company. Since 1989, he has been a director of Patient Communication Systems Inc., a company that developed software for the dental profession using an optical mark scanning system. Patient Communication Systems is currently inactive. Since 1987, he has been the sole officer and director of Capital Placement Corporation, a holding company organized to engage in capitalization of high technology companies, and since 1991 he has been a director of Acquisition Advisors, Inc., a company formed to provide consulting services on mergers and acquisitions. During the same period he has served as an officer or director of several financial companies, including Norris Hirschberg (1991) and Masters Financial Group,Inc.
(1991).

        Mr. James Cassidy has been a director of ATG since December 1995 and President since March 15, 1996. He is Chairman of CPG, Inc., an engineering consulting firm, and President of Ye Olde Cookie Company. Mr. Cassidy has been associated with Ye Olde Cookie Company since 1987. He has been a consultant to Durham Temporary Services since 1990. All three of these companies are located in Atlanta, Georgia. From 1988 until 1990, Mr.
Cassidy served as Chairman of Patient Communication Systems, Inc. in Atlanta. From 1960 until his retirement in 1987, Mr. Cassidy held various positions at Sears Roebuck & Co. From 1980 until 1987 he assumed responsibility for facilities planning operations in the Southeast, Southwest, and Puerto Rican regions. In 1978, he was named National Sales Manager. Mr. Cassidy graduated from Mt. St Mary's College in 1960 with a degree in Business Administration.

        Mr. Gregory W.L. Richter was ATG's President from October of 1993 until March 15, 1996. In 1986, Mr. Richter founded Blue Mountain Software, Inc., a software consulting firm located in Atlanta. Mr. Richter was the President of Blue Mountain Software, Inc. until it was bought by Fisher Business Systems, Inc. in late 1992. He was employed by Fisher Business Systems, Inc. from the time he sold Blue Mountain Software, Inc. until his employment by the Company. A graduate of Georgia Tech with a degree in Electrical Engineering, Mr. Richter studied computer design as a Grumman Aerospace scholar.

        Mr. Herbert W. Browne has been a consultant to Noramco, Inc., a Johnson & Johnson company marketing various chemicals to the pharmaceutical industry since 1986. Prior to his retirement in 1985 from McNeil
Laboratories, a Johnson & Johnson company, Mr. Browne served as Senior Vice President (1978-1985), Vice President, Marketing (1974-1979), Director of Sales Promotion (1967-1974), District Manager of the Charlotte, North Carolina District (1964-1967) and a salesman in the Birmingham, Alabama area where he established a record of leading his company in sales for seven consecutive years. Mr. Browne presently serves a Chairman of PRIDE, the nation's oldest and largest association dedicated to fighting drug abuse. He has served on the Boards of the Suburban General Hospital and the University of Pennsylvania Medical Center in Philadelphia. He has also served on the Board and the Executive Committee of the National Pharmaceutical council and the Steering Committee of the marketing section of the Pharmaceutical Manufacturers Association, both located in Washington, DC. Mr. Browne is a graduate of the University of Alabama with a degree in Chemistry.

        The Company has agreed that, upon completion of the Offering, the Board of Directors will increase its size to five, of which a majority shall be outside directors. The Company has agreed to appoint Daniel C. Montano, of Brookstreet Securities Corporation, to the Board of Directors of the Company.

        Mr. Daniel C. Montano has been the Director of Investment Banking for Brookstreet Securities Corporation since 1995. Prior to that, he was President of Montano Securities corporation for 15 years. Mr. Montano has been in the Investment Banking business for 27 years and has served on the Board of Directors of over 20 publicly-traded companies. Mr. Montano is 47 years old, and received a B.S. in Business from California State University at Los Angeles and a MBA from the University of Southern California. He is subject to a cease and desist order pursuant to Section 8A, Section 5(b)(1) and Section 17(a)(2) and (3) of the Securities Act.


Compliance With Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during fiscal year ended December 31, 1995, the Company's directors, executive officers and greater than ten-percent shareholders complied with all applicable Section 16(a) filing requirements.


Item 10.  Executive Compensation

Mr. Spiegelberg received no remuneration for his service between 1993 and 1995, and there were no executives of the Company whose aggregate cash and cash equivalent forms of remuneration was in excess of $100,000 between 1993 and 1995.

No officer or director of ATG has ever been granted any stock options or awards under a Long Term Incentive Plan. ATG does not have a defined benefit, pension, profit sharing or other retirement plan.

Compensation of Directors.

        Standard Arrangements. The Company does not pay its directors for attending meetings of the Board of Directors. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a directors or for committee participation or special assignments.

        Other Arrangements. During the year ended December 31, 1995 and except as disclosed above, no director of the Company received any form of compensation from the Company.

Employment Contracts

        The Company does not have any written employment contracts with respect to any of its executive officers, and does not have any compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of any executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.


Item 11.  Security Ownership by Certain Beneficial Owners and
          Management.

        The following table sets forth as of December 31, 1995, information concerning beneficial ownership of the common stock of the Company by (i) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially more than 5% of such common stock, (ii) each officer and director of the Company, and (iii) all directors and executive officers as a group.

                             Number of Shares of
Name and Address of          Common Stock            Percentage of Outstanding
Beneficial Owner             Beneficially Owned             Common Stock


Hale R. Spiegelberg                 1,158,317(1)               56.36% (1)
6065 Roswell Rd.
# 2267
Atlanta, GA 30328

Greg Richter                          346,500(3)               12.3%
400 Embassy Row, #570
Atlanta, GA 30328

Pollution Research and Control Corp.  400,000                  14.3%
515 W. Colorado St.
Glendale, CA 91204

Total Software Inc.                   644,948(2)               23.1%
2131 Pleasant Hill Rd., Ste 151-175
Duluth, GA 30136

Einzelhaft Partners, A.G.             350,000(2)              12.52%
P.O. Box 1062
Grand Cayman, Cayman Islands

Axis Capital, A.G.                    250,000(4)                8.9%
P.O. Box 1062
Grand Cayman, Cayman Islands

Acquisitions Advisors, Inc.           568,832(2)               20.3%
6065 Roswell Rd.,Ste. 2267
Atlanta, GA 30328

All Executive Officers and          1,504,817                  53.74%
Directors as a Group


(1) Hale R. Spiegelberg is Chairman and Chief Executive Officer of ATG. He is a director and shareholder of Capital Placement Corporation which owns 14,537 shares (.52%) of Common Stock. He is also a beneficial owner of Total Software, Einzelhaft Partners, A.G. and Acquisition Advisors, Inc.

(2) Also included in beneficial ownership of Hale R. Spiegelberg.

(3) Gregory W.L. Richter is a director of ATG. He is also a beneficial owner of Axis Capital, A.G.

(4) Also included in beneficial ownership of Gregory W.L. Richter.


Item 12.  Certain Relationships and Related Party Transactions


In September 1993,  Hale R. Spiegelberg and Greg Richter (former President of
SRS) entered into contracts with an unrelated third party to develop and design certain computer software and hardware systems. The work was performed by employees of SRS or by independent contractors paid by SRS. Upon completion of the contract in January 1994, Messrs. Spiegelberg and Richter paid to SRS the entire amount received as compensation under the contracts.

In December 1993, the Company and its affiliates, TSI and AAI agreed to convert the amounts owed by TVC to TSI ($134,797) and AAI ($86,467) into shares of the Company's common stock at the rate of $3 of debt for each share of stock. As a result, the Company issued 44,948 shares to TSI and 28,832 shares to AAI.

Between November, 1993 and January, 1994 the Company sold 75,334 shares of its common stock to AAI and five other persons for $3.00 per share. AAI purchased 40,000 shares of the Common Stock in this private placement. Total net proceeds from the offering amounted to $202,000 after deducting costs of $25,243 applicable to the offering.

In December 1994, the Company sold 100,000 shares of Pollution Research and Control Corp. ("PRCC") restricted Common Stock to PRCC at market price for $55,000 cash and the removal of the trading restriction on the remaining 5,114 shares of stock held by ATG ATG realized a loss of approximately $92,000.

In February 1995, the Company sold 5,114 shares of PRCC Common Stock on the open market for approximately $3350.

In December 1995, Company accepted computer equipment from Greg Richter in exchange for a $12,000 note which was outstanding during 1994.

As of December 31, 1995, the Company owed $24,500 to TSI and $143,720 to AAI. At December 31, 1995, substantially all of the assets of SRS, approximating $171,000 were subject to a security interest in favor of TSI.

 13.  Exhibits and  Reports on Form 8-K.

        (a) Exhibits:
Exhibit
 3.1 Certificate of Incorporation of Time Value Corporation, a Delaware corporation*

 3.2 Certificate of Amendment of Certificate of Incorporation, a Delaware corporation to Change Name to Atlanta Technology Group, Inc. *

 3.3    By-Laws of Time Value Corporation, a Delaware corporation*

10.1 Authorship and Booth Rental Agreement between Markson Management Services, Inc. and Time Value Corporation, a Georgia corporation*

10.2 Authorship and Booth Rental Agreement between Activator Methods, Inc. and Time Value Corporation, a Georgia corporation*

11      Statement re: Computation of Per Share Earnings*

22      Subsidiaries of Registrant*

24      Consent of Allen P. Fields

________________________________

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-00256) filed January 12, 1996



(b)  Reports on Form 8-K
     The Company did not file any reports on Form 8-K during 1995.


ATLANTA TECHNOLOGY GROUP, INC.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




           Signature                                               Date

/s/ Hale R. Spiegelberg                                 May 28, 1996
__________________________                              _______________________
Hale R. Spiegelberg
Chairman of the Board, Chief Executive Officer
Chief Financial Officer, Secretary, Director


/s/ Jim Cassidy                                         May 28, 1996
______________________________                          _______________________
James Cassidy
President, Director


/s/ Herb W. Browne                                      May 28, 1996
_______________________________                         _______________________
Herbert W. Browne
Director



________________________________                        _______________________
Gregory W.L. Richter
Director



ATLANTA TECHNOLOGY GROUP, INC., AND SUBSIDIARIES

(Formerly Time Value Corporation)

Consolidated Financial Statements
December 31, 1995 and 1994


Allen P. Fields
Certified  Public Accountant
1801 Piedmont Avenue, Suite 103
Atlanta, Georgia 30324


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Atlanta Technology Group, Inc.:

I have audited the accompanying consolidated balance sheets of Atlanta Technology Group. Inc. and Subsidiaries (formerly Time Value Corporation)(the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations during each year since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 18, 1996



                        ATLANTA TECHNOLOGY GROUP, INC.
                      (Formerly Time Value Corporation)

                          CONSOLIDATED BALANCE SHEET
                          December 31, 1995 and 1994


                                                1995             1994

ASSETS (Note 3)

Current Assets                               $ 53,187         $ 21,994

  Cash
  Accounts receivable - trade, net            166,481          214,754
  of allowance for doubtful
  accounts of $12,000 at December
  31, 1995 and 1994, respectively

  Inventory                                    19,513           10,435
  Due from officer & director                    -              12,000
  Other current assets (Note 4)                 5,755           21,000
                                              _______          _______

            Total Current Assets              244,936          280,183


Equipment, Fixtures and Computers

  Equipment, fixtures and computers,
  net of accumulated depreciation of
  $104,516 and $61,578 at December 31,
  1995 and 1994, respectively                 130,136          133,256

Other Assets

  Software development costs, net of
  accumulated amortization of  $84,787
  and $27,889 at December 31,1995 and
  1994 respectively (Notes 2 and 5)           451,617          511,256

  Investments (Note 6)                           -                -
  Deferred offering costs (Note 7)            130,025             -
  Other assets                                 69,817          20,465
                                             ________          _______

           Total Assets                   $ 1,026,531        $945,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Notes payable - 10% (Note 7)               $160,000

  Notes payable - 12% (Note 7)                350,000

  Notes payable - Other (Note 7)               82,800          $15,000

  Notes payable to affiliates (Note 1C)       168,220         $200,700

  Accounts payable - trade                    221,827          193,590

  Accrued salaries and payroll
  taxes payable                                26,090           54,489

  Accrued interest payable                     27,509              450

  Other current liabilities                    75,447           12,200
                                             ________         ________

          Total Current Liabilities         1,111,893          476,429

Note Payable - Noncurrent   (Note 7)           50,000             -

Minority Interests (Note 1B)                     -              66,667

Commitments and Contingencies
(Notes 10 and 11)                                -                -

Stockholders' Equity (Notes 1, 2, 9)

  Common stock                                  2,800            2,795

  Additional paid-in capital                2,520,783        2,371,338

  Retained earnings (deficit)              (2,658,945)      (1,972,069)
                                           ___________      ___________

Total Stockholders' Equity                   (135,362)         402,064
                                           ___________      ___________

  Total Liabilities and Stockholders'
  Equity                                    $1,026,531         $945,160
                                           ___________      ___________

See accompanying notes to financial statements


                        ATLANTA TECHNOLOGY GROUP, INC.
                      (Formerly Time Value Corporation)

                    CONSOLIDATED STATEMENT OF OPERATIONS
                   Years Ended December 31, 1995 and 1994


                                           1995            1994


Revenues                                $1,559,701      $1,023,414

Cost of Sales                              649,426         539,970

Gross Profit                             910,275           483,444

Operating Expenses

 Selling, general & administrative       1,501,544       1,145,129

 Research and Development                    -             169,737

 Depreciation and amortization             110,409          33,416

 Interest (Note 7)                          51,865             594
                                         _________       _________

 Total operating expenses                1,663,818       1,348,876
                                         _________       _________

Loss from operations                      (753,543)       (865,432)

Other income (loss)

 (Loss) gain on sale of securities           -            (325,947)
                                         _________       _________

 Loss before taxes, minority interests
 and investments accounted for under
 the equity method                        (753,543)     (1,191,379)


Provision for taxes (Notes 2 and 8)           -               -
                                         __________     __________

 Loss before minority interests and
 investments accounted for under
 the equity method                        (753,543)     (1,191,379)

Minority interests                          66,667          82,630
                                         __________     ___________

 Loss before investments accounted
 for under the equity method              (686,876)     (1,108,749)

Loss from investments accounted
for under the equity method                  -            (105,000)
                                         __________     ___________

 Net loss                                $(686,876)    $(1,213,749)
                                         __________      __________



Weighted average number of common
shares outstanding                       2,948,525       2,732,525
                                         _________       _________


Loss per common share (Note 2)               $(.23s)          $(.44)
                                             ______          ______

See accompanying notes to financial statements




                        ATLANTA TECHNOLOGY GROUP, INC.
                      (Formerly Time Value Corporation)

                Consolidated Statement of Stockholders' Equity
                     Years Ended December 31, 1995 and 1994


                                  Common         Additional Paid-in      Retained         Total
                                   Stock              Capital            Earnings


Balance January 1, 1994           2,669           1,802,084              (758,320)        1,046,433

Issuance of 10,000 shares in
a private placement                  10              29,990                                  30,000

Issuance of 2,000 shares in
exchange for research and
development services                  2               8,378                                   8,380

Issuance of 114,000 shares upon
the exercise of employee stock
options                             114             529,886                                 530,000

Cancellation of costs charged
against equity in prior year
relating to private placement                         1,000                                   1,000

Net loss                                                               (1,213,749)       (1,213,749)
                                  _____           _________            ___________       ___________

Balance, December 31, 1994        2,795           2,371,338            (1,972,069)          402,064


Issuance of 5,000 shares in
exchange for marketing services       5              14,995                                  15,000

Issuance of 171,996 warrants to
purchase common stock                               134,450                                 134,450

Net loss                                                                (686,876)          (686,876)
                                 ______           _________            __________         __________

Balance, December 31, 1995       $2,800          $2,520,783          $(2,658,945)         $(135,362)

See accompanying notes to financial statements




                        ATLANTA TECHNOLOGY GROUP, INC.
                      (Formerly Time Value Corporation)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                   Years Ended December 31, 1995 and 1994




                                                    1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                        $(686,876)      $(1,213,749)

Adjustments to reconcile net
loss to net cash used by operating
activities:

 Depreciation and amortization                    367,307           398,478

 Minority interest shares of loss                 (66,667)          (82,630)

 Realized loss on investments                        -              325,947

 Loss incurred in connection with
 the rescission of a former subsidiary            119,000              -

Changes in operating assets and liabilities:

 Decrease (Increase) in accounts
 receivable-trade, net                             48,273          (184,055)

 Increase in account payable-trade, net            28,237           147,939

 Decrease (Increase) in other assets               19,579            (6,566)

 Increase in other liabilities                     61,907            21,136
                                                 _________         _________

 Net cash used by operating activities           (228,240)         (474,500)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Decrease in marketable securities
 and investments                                     3,095           47,705

 Additions to equipment, fixtures
 and computers                                     (39,818)        (103,430)

 Additions to software development costs          (197,259)        (240,035)
                                                 _________         _________

 Net cash provided by (used in)
 investing activities                             (233,982)        (295,760)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from the issuance of
 notes payable, net                                604,800              -

 Proceeds from the issuance of
 common stock                                       15,000           568,380

 Proceeds from the payment of
 stock subscriptions                                   -              45,000

 Costs associated with common
 stock offering                                   (107,025)              -

 (Decrease) Increase in borrowing
 from affiliates                                   (32,480)          185,150

 Decrease in loans to officers                      12,000           (12,000)

 Other equity changes                                1,120             1,000
                                                 _________         _________

 Net cash provided by financing activities         493,415           787,530

 Net increase in cash                               31,193            17,270

 Cash at beginning of period                        21,994             4,724
                                                 _________         _________

 Cash at end of period                             $53,187           $21,994
                                                 _________         _________
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

 Taxes paid during the period                            0                 0

 Interest paid during the period                   $24,000              $594

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
See Notes 1,2,9, and 11 of Notes to
Financial Statements

See accompanying notes to financial statements

                         ATLANTA TECHNOLOGY GROUP, INC.
                       (Formerly Time Value Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            For the Two Years Ended
                          December 31, 1995 and 1994


1.      Organization and Intercorporate Relationships

        (A)  The Company

        Atlanta Technology Group, Inc. ("the Company") was incorporated under the laws of the State of Delaware in October 1993. The Company changed its name from Time Value Corporation in February 1994. The Company is also a successor to FSQ Systems Corp. (incorporated in New York State in April 1993) ("FSQ") and is the parent company of a Georgia corporation also named Time Value Corporation ("TV-GA"). TV-GA was incorporated in June 1991 under the name Converging Systems, Inc. ("CSI") which was merged into TV-GA on September 1, 1993.

        (B)  Mergers and Acquisitions

        On September 13, 1993, TV-GA acquired 3,300,000 shares of the issued and outstanding common shares of FSQ (approximately 82%) for $14,000 in cash. On October 25, 1993, FSQ was merged into the Company on the basis of 36 shares of FSQ for one share of the Company's common stock. The Company then approved a Plan of Reorganization ("the Plan") with TV-GA. Under the terms of the Plan, the Company issued 2,010,000 shares of its common stock to the shareholders of TV-GA in exchange for all of the issued and outstanding shares of TV-GA (1,005,000 shares). As the result of this two for one exchange of shares; 1) all prior transactions involving the Company's common stock are shown as double the number of shares actually involved, and 2) TV-GA became a wholly-owned subsidiary of the Company. The merger of FSQ into the Company and the acquisition of TV-GA have been accounted for as a recapitalization and, accordingly, the financial statements have been restated to reflect the merged operations for all periods presented.


        On May 12, 1994, the Company acquired all the issued and outstanding shares of Silver Ridge Software Inc. ("SRS"), in exchange for 500,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interests and, accordingly, the financial statements have been restated for all periods presented. SRS, a software development and consulting firm, was previously an affiliate of the Company. The Company and SRS shared common management and office facilities during 1995 and 1994 (Note 8).

        SRS was incorporated in August 1993 under the laws of the state of Georgia by Axis Capital, AG and Einzelhaft Partners, AG, which contributed certain computer software technology in exchange for the SRS shares. In September 1993, SRS incorporated Avionics One, Inc. ("AVI") as a wholly-owned subsidiary and transferred a portion of the computer technology to AVI in exchange for all of the outstanding common stock of AVI.

        SRS then exchanged one third of its ownership in AVI for 133,333 shares of the common stock of the Company (prior to the Company's stock becoming publicly traded). SRS then sold the 133,333 shares of the Company to an unrelated third party for 78,750 shares of US Pawn Inc., whose shares are traded on the NASDAQ exchange. The value of these shares (on the dates they were received) of $149,000 was used as a basis in the valuation of the computer technology owned by AVI. In 1994, the Company reduced the carrying value of this technology to $200,000 with a corresponding charge to earnings. In 1995, the Company further reduced the carrying value to zero with a corresponding charge to earnings.

        In May 1994, the Company issued 100,000 shares of its common stock to the owners of Millennium Global Inc. ("MGI") which operated an online computer service, in exchange for all of the issued and outstanding stock of MGI. In September 1994, the Company rescinded the acquisition of MGI, returned the MGI stock to the former owners and received in return the 100,000 shares of the Company's common stock previously issued. In addition, the Company entered into an asset purchase agreement with MGI, whereby the Company, as a secured creditor, purchased certain assets of MGI, including computer hardware and software, in exchange for the cancellation of certain notes held by the Company totaling approximately $125,000. The assets acquired were transferred to a newly formed, wholly-owned subsidiary of the Company, Net City Inc. ("NCI") in exchange for all the issued and outstanding stock of NCI. The assets acquired by the Company were recorded at their fair market value at the time of acquisition (approximately $6,000) and the excess of the purchase price over the fair market value has been charged against earnings.

        In February 1994, SRS acquired 47.5% of the issued and outstanding shares of Lightwave Technology Inc. (which subsequently changed its name to Fiberoptic Atlanta, Inc. ("FOA") for $100,000 in cash for the purpose of developing and manufacturing plastic optical fiber for use in communications and data transmissions. Since FOA has not begun to generate revenues, the Company has assigned a zero basis to its investment.

(C)  Affiliated Companies and Related Parties

        Hale R. Spiegelberg is Chairman of the Board and Chief Executive Officer of the Company. He is also the President and sole director of Total Software Inc. ("TSI") and Acquisition Advisors, Inc. ("AAI"), affiliates and shareholders of the Company with whom the Company has had numerous business transactions. During 1994, the Company borrowed $333,000 and repaid $150,000 to these two affiliates. During 1995, the Company borrowed $14,000 and repaid $46,000 to these two affiliates. At December 31, 1995, substantially all of the assets of SRS, approximating $171,000 were subject to a security interest in favor of TSI.

        TSI currently owns a total of 644,948 shares or 23% of the issued and outstanding shares of the Company. Pollution Research and Control Corp. ("PRCC"), a publicly traded company with whom the Company has had numerous business dealings, owns 400,000 shares or 14.3% of the issued and outstanding shares. AAI currently owns a total of 568,832 shares or 20.3% of the issued
and outstanding stock of the Company.   Axis Capital A.G. and Einzelhaft
Partners A.G., the former shareholders of SRS, own a combined total of 600,000 shares or 21.4% of the issued and outstanding shares of the Company. In addition, Axis Capital has entered into a consulting agreement with SRS whereby Axis Capital agreed to furnish certain computer software engineering services to support the development of an online information system for SRS. The term of this contract is for one year, beginning June 1, 1994, at a total cost of $62,496.

In September 1993, Hale R. Spiegelberg and Greg Richter (President of SRS) entered into contracts with an unrelated third party to develop and design certain computer software and hardware systems. The work was performed by employees of SRS or by independent contractors paid by SRS. Upon completion of the contract in January 1994, Messrs. Spiegelberg and Richter paid to SRS the entire amount received as compensation under the contracts. Mr. Richter resigned as President of the Company and as President of SRS effective
March 15, 1996.

(D) Operations and Industry Concentration

The Company currently operates through its two subsidiaries, TVC and SRS, which are about equal in size based on sales. TVC products include a computer generated system for healthcare practitioners using a microcomputer, printer, optical mark scanner, and scannable forms to generate individualized correspondence, reports to patients, doctors, and insurance companies and to maintain a record of diagnosis and recommended treatment. TVC currently sells this product to chiropractors, neck and back pain clinics, and spinal clinics throughout the United States. SRS is a computer consulting and software engineering firm that provides customized software solutions and contract engineering services to customers throughout the United States in a wide variety of industries.

TVC currently purchases all its optical scanners from one supplier and its scannable forms from two suppliers. Although there is a limited number of suppliers of these products, management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause a delay in shipments, and a possible loss of sales which would adversely effect operations.

2.  Summary of Significant Accounting Policies:

Accrual accounting
The Company uses the accrual method of accounting for financial accounting reporting purposes.



Marketable Securities
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, securities held principally for the purpose of selling them in the near future are classified as "trading securities" and are reported at fair market value as of the balance sheet date. All realized and unrealized gains and losses during the period are included in the consolidated statement of operations. Securities classified as "available for sale securities" are reported at fair market value as of the balance sheet date with unrealized gains and losses excluded from the consolidated statement of operations and reported as a separate component of shareholders' equity.


Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist primarily of optical scanning forms.

Depreciation of Equipment, Fixtures and Computers
Equipment, Fixtures and Computers are recorded at cost and depreciation is provided using the straight-line method by charges to operations over the estimated useful lives of the various classes of depreciable assets ranging from three to five years.

Capitalized Software Development Costs
Capitalized software development costs are amortized on a product-by-product basis by charges to operations beginning when a product becomes available for sale. Amortization is computed either 1) on a straight-line method over the remaining economic useful life of the product (estimated to be five years) or,
2) the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, whichever is greater.

Revenue Recognition
Revenues from the sale of computer hardware and software products are recognized upon delivery to customers (provided that collection of the receivable is deemed probable) since the Company has no significant remaining obligation subsequent to delivery. Insignificant obligations remaining after delivery are accrued. Revenues from annual customer maintenance fees are recognized ratably over the period of the maintenance contracts.

Income Taxes
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability approach to financial accounting and reporting for income taxes. Under SFAS 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense iscomputed as the tax payable or refundable for the period plus or minus thechange during the period in deferred tax assets and liabilities.


Earnings (loss) per share
Earnings or loss per share are computed by dividing the net income or loss by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the computation if the effect of their inclusion would be anti-dilutive.


Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


Change in Presentation
Certain amounts in the prior year statements have been reclassified to conform with the 1995 presentation.


3.  Going Concern Disclosure

The Company has incurred losses since its inception and has a negative net worth and negative working capital at December 31, 1995. Since the Company has no long-term financing in place, it must rely on its own financial resources and those of its affiliates and/or its stockholders to provide the necessary funds to sustain operations until the Company begins to market its products on a profitable basis. Management has developed a plan to achieve profitability and projects that the Company will break-even in May 1996. Management's plan includes 1) diversification of existing product lines,
2) enhancement of existing product lines, (3) expansion of the geographical area in which it operates and 4) raising capital through securities offerings (Note 12). Management believes that its profitability plan will provide sufficient funds to meet the Company's cash requirements during the next twelve months.


4.  Marketable Securities

Marketable securities (included in other current assets) are as follows:


                                                      1995      1994

PRCC Underwriter's Unit Purchase Warrant:
 Equal to 102 warrants in 1995 and 1994                $37      $   13

PRCC common stock,  5,114 shares in 1994                -        3,119
                                                      ____      ______

                Total                                  $37      $3,132
                                                      ____      ______



During 1994, SRS sold the 78,750 shares of US Pawn, Inc. received in exchange for 133,333 shares of common stock of the Company for a total of $103,700 and realized a loss of approximately $39,000.

In February 1994, the Company sold 1,000 shares of Pacific Animated Imaging Corp. for its approximate cost.

In December 1994, the Company sold 100,000 shares of PRCC restricted stock to PRCC for $55,000 and the removal of the trading restriction on the remaining 5,114 shares held by the Company. The Company realized a loss of approximately $92,000 on the sale of the PRCC shares. In February 1995, the Company sold the 5,114 shares of PRCC at its approximate carrying value.

5.  Capitalized Software Development Costs


Capitalized software development costs represent expenses incurred in producing and enhancing product masters subsequent to establishing the "technological feasibility" of the products, as that term is defined in the Statement of Financial Accounting Standards No.86. Capitalization of costs ceases when a product is available for general release to customers. The Company produces a complete working model of the product to establish technological feasibility. The Company is currently distributing three product modules to customers, two of which are fully amortized. Amortization charged to operations during 1995 and 1994 amounted to $256,898 and $117,171, respectively.



6.  Investments

Investments include the common stock of a subsidiary of PRCC. At December 31, 1994, the Company reduced the carrying value of this investment from the original cost of $195,000 to zero with a corresponding charge to income. Since this security is not publicly traded, its fair market value is not readily determinable.

7.  Notes Payable


During 1995, the Company borrowed $560,000 in two separate private placement offerings. The first offering, ending in August 1995, included $160,000 in notes payable bearing interest at 10% per annum and due 18 months from the date of issuance. One of these notes in the amount of $50,000 is due in February 1997 and, accordingly, is classified as a noncurrent liability at December
31, 1995. In connection with this transaction, the Company issued to the noteholders warrants to purchase 38,000 shares of common stock at $5.00 per share for a total consideration of $320. In January 1996, the Company also exchanged a warrant to purchase 10,000 shares of common stock at $5 per share with a warrant to purchase 16,666 shares of common stock for $100.



The second private placement, ending in September 1995, included $400,000 in notes payable bearing interest at 12% per annum and due six months from the date of issuance. Noteholders were also issued a warrant to purchase a Convertible Adjustable Secured Bond ("CAS Bonds") in the amount of $50,000 for a total consideration of $800. In January 1996, the Company exchanged each warrant to purchase CAS Bonds in the face amount of $50,000 for a warrant to purchase 16,666 shares of common stock for $100.


Costs associated with these private placements amounting to $47,000 have been capitalized as deferred offering costs and are being amortized over the term of the notes to interest expense. The amount charged to income was $24,000 in 1995. Also included in deferred offering costs in the consolidated balance sheet are expenses incurred in connection with the Company's proposed common stock offering amounting to $107,025 (See Note 12).


Notes payable-other is comprised of the following:

10% demand note payable to an employee            $15,000

8.5% note payable to Supermail
International Inc. due May 22, 1995*              $30,000

Settlement agreement with Gregory Roe,
payable in ten equal monthly installments
without interest                                   $1,800

Non-interest bearing
note due March 19, 1996                           $36,000
                                                  _______

                           Total                  $82,800
                                                  _______


* Supermail International Inc. has verbally extended the maturity date until the effective date of the public offering. (See note 12).


8.  Income Taxes

At December 31, 1995, and 1994, the Company had approximately $2,820,000 and $2,066,000, respectively, of net operating losses for income tax purposes which are available for offset against future taxable income, subject to certain limitations. Such losses expire in the years 2006 through 2010. At December 31, 1995 and 1994, deferred tax assets of approximately $231,500 and $405,000 exist principally with respect to these net operating losses. Based on an assessment of all available evidence as of December 31, 1995, management has concluded that these deferred tax assets should be reduced by valuation allowances equal to the amounts of the deferred tax assets. No tax benefits are recognized in the financial statements presented since the realization of future taxable income cannot be assured.

9.  Common Stock


The Company is authorized to issue up to 10,000,000 shares of common stock, par value $.001. At December 31, 1995 and December 31, 1994, 2,800,275 shares and 2,795,275 shares were issued and outstanding. Each share is fully paid and nonassessable and entitled to one vote. Stockholders do not have cumulative voting rights for the election of directors, nor do they have any preemptive rights to receive additional shares, should any be issued.

In November 1993, the Company completed a private stock placement by offering up to 250,000 shares of its common stock to potential investors at an offering price of $3.00 per share. As of December 31, 1993, subscriptions for 65,334 shares were received, of which 50,334 were fully paid and 15,000 remained unpaid (these were subsequently paid for in January 1994). Additional subscriptions for 10,000 shares were received and paid for in January 1994. Total net proceeds from the offering amounted to $202,000, after deducting costs of $25,243 applicable to the offering.

In May 1994, the Company acquired SRS and issued 500,000 shares of its common stock to the former owners of SRS in exchange for all of the issued and outstanding common stock of that company. (Note 1B).

In August 1994, the Company, in connection with the rescission of MGI, issued 2,000 shares of its common stock to one of the owners of MGI in exchange for certain computer software not included in the Asset Purchase Agreement.
(Note 1B). This transaction was recorded at the fair market value of the Company's stock on the date of issuance by a charge against income.

In 1995, the Company issued 5,000 shares of its common stock in exchange for marketing services in connection with the Company's product lines. These shares were recorded at the fair market value on the date of issuance by a charge against income.

The following table summarizes the issuance of shares of common stock pursuant to an option agreement with an employee during 1994.


                                                Option Exercise Price

                                Number of Options    Per Share       Total


Outstanding January 1, 1994        -                    $0           $0

Granted                         20,000                   3       60,000

Granted                        180,000                   5      900,000

Exercised                      (20,000)                  3      (60,000)

Exercised                      (94,000)                  5     (470,000)
                               ________                        ________

Outstanding December 31, 1994   86,000                         $430,000
                               ________                        ________

Outstanding December 31, 1995   86,000                         $430,000
                               ________                        ________


At December 31, 1995, all of the outstanding options were exercisable and expire on May 10, 1999. At December 31, 1995, there were warrants outstanding to purchase 171,996 shares of common stock, which expire on various dates through January 2001. (Note 7). The warrants were recorded by a credit to Paid-in-Capital in the amount of $134,000, the approximate fair market value at dates of issuance with a corresponding charge to Other Noncurrent Assets. This amount is being amortized over the life of the loans received from the warrant holders. Amortization for 1995 amounted to approximately $67,000.


10.  Commitments and Contingencies

The Company has two operating leases currently in effect. One expires in May 1996 and the other in December 1999. Rental expense under these operating leases amounted to $93,638 and $84,461 for 1995 and 1994, respectively. Future minimum rental payments are as follows: 1996 - $60,970; 1997 through 1999 - $46,330 per year.

The Company has three distributorship agreements in effect whereby the Company has agreed to pay specified amounts or percentages of sales to the distributors in exchange for their marketing services. All amounts paid or owed under these agreements are included in cost of sales in the Consolidated Statement of Operations.

11.  Settlement of Legal Matters

On May 6, 1994, an action was commenced in the Superior Court, Fulton County, Georgia, entitled Fiberoptic Atlanta Inc. vs Atlanta Technology Group, Inc., Silver Ridge Software Inc., Greg Richter, and Hale R. Spiegelberg. On June 13, 1995, the parties entered into a Settlement Agreement whereby all lawsuits were dismissed and the parties agreed to share ongoing costs pending the sale of the assets of FOA. The Company's share of these estimated future in the amount of $6,000 costs have been accrued at December 31, 1994. During 1995, no additional costs were incurred relating to the sale of these assets.

During 1995, the Company was the defendant in an action in Pinellas County Court, Florida entitled Gregory S. Roe vs Hale Spiegelberg and Atlanta Technology Group, Inc. This action was settled in December 1995 and the Company agreed to pay Mr. Roe a total of $2,000 payable in ten consecutive monthly payments to settle this suit. At December 31, 1995, all remaining payments have been accrued.

The Company is not currently involved in any other significant legal proceedings.


12.  Subsequent events

On January 12, 1996, the Company filed a registration statement with the Securities and Exchange Commission to register 1,610,000 shares of common stock at $3.00 per share pursuant to a public offering of common stock. In connection with this registration statment, the Company has incurred costs of $130,025 which are shown as Deferred Offering Costs on the Consolidated Balance Sheet. Upon the successful completion of the offering, these costs will be charged against the proceeds received. If the offering is not completed, these costs will be expenses by a charge in the Consolidated Statement of Operations.

In February 1996, the Company borrowed $24,000 from an unaffiliated third party, without interest, due in May 1996.

In February 1996, the Company also borrowed $50,000 on a 12% promissory note due in August 1996.

Through February 1996, the Company repaid $7,000 to Acquisition Advisors, Inc., an affiliate.

ATLANTA TECHNOLOGY GROUP, INC.
(Formerly Time Value Corporation)

Form 10-KSB
For the Year Ended December 31, 1995

INDEX TO EXHIBITS REQUIRED BY SECTION 13(a)


24      Consent of Allen P. Fields....................................  E-2


CONSENT OF INDEPENDENT AUDITOR
        I consent to the use of my report dated March 18, 1996 in this Form 10-KSB of Atlanta Technology Group, Inc., a Delaware corporation, for the year ended December 31, 1995.



                                                 ________________________
                                                  Allen P. Fields, C.P.A.

Atlanta, Georgia
March 28, 1996