Form 10KSB/A
period 1995-12-31
ATLANTA TECHNOLOGY GROUP INC
filed 1996-07-05
CIK 915250

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

As of December 31, 1995, the Registrant had 2,800,275 shares of Common Stock, par value $0.001, outstanding.

Total number of pages [43]              Exhibit Index is located at page [42]

DOCUMENTS INCORPORATED BY REFERENCE: Registration Statement on Form SB-2 (file # 33-00256) dated January 12, 1996

Transitional Small Business Disclosure Format (Check one): Yes[] No[X]



ATG's gross profit percentage decreased in 1994 to 47% from 80% in 1993. This decrease resulted because the main source of revenues in each year was different. In 1993, revenue was derived mainly from sales of scannable forms. In 1994,revenue was derived mainly from sales of computers and scanners. The scannable forms sold in 1993 carry a much higher gross profit margin than the hardware sold in 1994. Thus, there was a decrease in gross profit percentage even though the Company experienced an increase in revenues.


ATG plans to derive its income from the sale of TVC's products, including Documentplus, optical mark scan ("OMS") forms and support fees. ATG's income also includes fees generated by SRS consulting activities and placing contract employees with customers to oversee the development, installation and maintenance of computer systems. Each Documentplus software product requires the use of different OMS forms. The OMS forms used with the Documentplus system are manufactured by National Computer Systems, Inc. ("NCS") and Scantron Corporation ("Scantron") according to specifications supplied by TVC. TVC purchases these OMS forms from NCS or Scantron and then resells them to users of Documentplus. TVC received approximately $13,000 per month from the sale of OMS forms. TVC plans to develop new OMS forms for each new medical Documentplus system from which it will receive additional OMS forms revenues. In 1994, TVC sold 67 Documentplus systems. This includes sales of 65 chiropractic Documentplus systems and two general dental Documentplus systems. Through December 31, 1994 revenues were $82,819 from the sale of OMS forms. There can be no assurance that ATG can generate sufficient revenues to turn a profit.


        Mr. Daniel C. Montano has been the Director of Investment Banking for Brookstreet Securities Corporation since 1995. Prior to that, he was President of Montano Securities Corporation for 15 years. Montano Securities Corporation ceased operating in December 1994. Mr. Montano has been in the Investment Banking business for 27 years and has served on the Board of Directors of over 20 publicly-traded companies. Mr. Montano is 47 years old, and received a B.S. in Business from California State University at Los Angeles and a MBA from the University of Southern California. He is subject to a cease and desist order pursuant to Section 8A, Section 5(b)(1)and Section 17(a)(2) and (3) of the Securities Act.



                             Number of Shares of
Name and Address of          Common Stock            Percentage of Outstanding
Beneficial Owner             Beneficially Owned             Common Stock


Hale R. Spiegelberg                 1,578,317(1)               56.36% (1)
6065 Roswell Rd.
# 2267
Atlanta, GA 30328

Greg Richter                          346,500(3)               12.3%
400 Embassy Row, #570
Atlanta, GA 30328

Pollution Research and Control Corp.  400,000                  14.3%
515 W. Colorado St.
Glendale, CA 91204

Total Software Inc.                   644,948(2)               23.1%
2131 Pleasant Hill Rd., Ste 151-175
Duluth, GA 30136

Einzelhaft Partners, A.G.             350,000(2)              12.52%
P.O. Box 1062
Grand Cayman, Cayman Islands

Axis Capital, A.G.                    250,000(4)                8.9%
P.O. Box 1062
Grand Cayman, Cayman Islands

Acquisition Advisors, Inc.           568,832(2)               20.3%
6065 Roswell Rd.,Ste. 2267
Atlanta, GA 30328

All Executive Officers and           1,924,817                 68.74%
Directors as a Group


The Company has four distributorship agreements in effect whereby the Company has agreed to pay specified amounts or percentages of sales to the distributors in exchange for their marketing services. All amounts paid or owed under these agreements are included in cost of sales in the Consolidated Statement of Operations.

Under an agreement with Markson Management Services, Inc. ("Markson"), the Company is obligated to pay a royalty of 25% on the sale of chiropractic software and 5% of the revenue from the sale of all chiropractic forms, regardless of whether such sales result from the efforts of Markson.

Under an agreement with Activator Methods, Inc. ("Activator"), the Company is obligated to pay booth rental fees in the amount of $500 for each sale of the chiropractic software made at its conferences. In addition, after the first 20 chiropractic software units are sold by Activator, the Company is obligated to pay a fee of 5% of the revenue for the sale of forms sold to customers generated through the efforts of Activator.

Under the remaining two agreements, the Company is only obligated to pay booth rental fees in the amount of $500 for each sale of medical software made at each trade conference conducted by the distributor.


ATLANTA TECHNOLOGY GROUP, INC.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




           Signature                                               Date

/s/ Hale R. Spiegelberg                                 July 5, 1996
__________________________                              _______________________
Hale R. Spiegelberg
Chairman of the Board, Chief Executive Officer
Chief Financial Officer, Secretary, Director


/s/ Jim Cassidy                                         July 5, 1996
______________________________                          _______________________
James Cassidy
President, Director


/s/ Herb W. Browne                                      July 5, 1996
_______________________________                         _______________________
Herbert W. Browne
Director



________________________________                        _______________________
Gregory W.L. Richter
Director
