Form 10-Q
period 1996-06-30
ATLANTA TECHNOLOGY GROUP INC
filed 1996-08-13
CIK 915250

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington 25, D.C. 20549

                                 FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Yes [X]  No []

As of June 30, 1996 the Registrant had 2,800,275 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]


                        ATLANTA TECHNOLOGY GROUP, INC.

                      PART I.     FINANCIAL INFORMATION

                       Item 1.   FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEET

                                  ASSETS
                                (Unaudited)

                                                                                       AS OF
                                             As of
                                        June 30, 1996
CURRENT ASSETS

Cash                                     $   25,710

Accounts receivable-trade                   176,603

Inventory                                    28,345

Other current assets                         11,378
                                            _______

TOTAL CURRENT ASSETS                        242,036



EQUIPMENT AND FIXTURES

Equipment and fixtures, net                 119,370



OTHER ASSETS

Software development costs, net             583,479

Deferred offering costs                     170,431

Other assets                                  2,901
                                            _______

TOTAL ASSETS                             $1,118,217


See notes to financial statements



                        ATLANTA TECHNOLOGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                               (Unaudited)

                                                       As of
                                                  June 30, 1996


CURRENT LIABILITIES

Notes payable                                     $  715,600

Notes payable to shareholders and affiliates         210,792

Accounts payable - trade                             317,547

Other current liabilities                            172,420
                                                   _________

TOTAL CURRENT LIABILITIES                          1,416,359


SHAREHOLDERS' EQUITY

Common stock                                           2,800

Additional paid-in capital                         2,520,783

Retained earnings (deficit)                       (2,821,725)
                                                  ___________

Total Shareholders' Equity                          (298,142)



TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                              $1,118,217

See notes to financial statements.


                        ATLANTA TECHNOLOGY GROUP, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)



                                                  Six-Month Period
                                                   Ended June 30,

                                                  1996            1995


Revenues                                        $711,844        $719,552

Cost of sales                                    319,801         228,912
                                                ________        ________

Gross profit                                     392,043         490,640


Operating expenses                               554,823         687,580
                                                ________         _______

Loss before income taxes                        (162,780)       (196,940)

Provision for taxes                                 -               -
                                                 ________       _________

Net loss                                       $(162,780)       $(196,940)






Weighted average number of
common shares outstanding                       2,949,537       2,797,775


Earnings (loss) per share                           $(.06)          $(.07)

See notes to financial statements


                        ATLANTA TECHNOLOGY GROUP, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)



                                                  Three-Month Period
                                                    Ended June 30,

                                                  1996            1995


Revenues                                        $301,368        $444,701

Cost of Sales                                    157,667         108,386
                                                ________        ________

Gross profit                                     143,701         336,315


Operating expenses                               209,720         432,921
                                                ________        ________

Loss before income taxes                         (66,019)        (96,606)

Provision for taxes                                  -               -
                                                ________        _________

Net loss                                        $(66,019)       $(96,606)





Weighted average number of
common shares outstanding                      2,949,487       2,800,275


Earnings (loss) per share                          $(.02)          $(.03)

See notes to financial statements.


                         ATLANTA TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                        Six-Month Period
                                                          Ended June 30,

                                                    1996            1995


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                 $(162,780)       $(196,940)

Adjustments to reconcile net loss to
net cash provided (used) by
operating activities:

Depreciation and amortization                        54,898          35,492

Changes in operating assets and liabilities:

Decrease (increase) in accounts receivable          (10,122)         28,352

Decrease (increase)in other current assets          (14,455)         (2,075)

Increase in current liabilities                     139,094         136,116
                                                   ________         ________
Net cash provided by operating
activities                                            6,635             945
                                                   ________         ________

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to equipment and fixtures                 (10,220)        (21,432)

Additions to capitalized software
development costs                                  (165,774)       (103,586)

Decrease in other noncurrent assets                  89,916           3,213
                                                   _________         _______

Net cash used by investing activities               (86,078)       (121,805)
                                                   _________         ________

CASH FLOWS FROM FINANCING ACTIVITIES:

Costs associated with proposed common
stock offering                                      (63,406)

Proceeds from the issuance of common stock                           15,000

Proceeds from the issuance of notes
payable, net                                        122,800

Borrowings from affiliates                           42,572         110,000

Decrease in notes payable - noncurrent              (50,000)

                                                    ________         _______

Net cash provided by financing activities            51,966         125,000
                                                     ______          _______


NET (DECREASE) INCREASE IN CASH                     (27,477)          4,140

CASH AT BEGINNING OF PERIOD                          53,187          21,994
                                                     ______           ______

CASH AT END OF PERIOD                               $25,710         $26,134
                                                    _______          _______

See notes to financial statements.

                        ATLANTA TECHNOLOGY GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE THREE MONTHS ENDED
                             JUNE 30, 1996
                              (Unaudited)

1.      Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Consolidated Statement of Operations for the Six Months Ended June 30, 1996 is not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Atlanta Technology Group, Inc. ("ATG") is a holding company based in Atlanta, Georgia with three subsidiaries in the information technology field. The primary subsidiary is Time Value Corporation, a Georgia corporation ("TVC") that was formed to develop, market and support a medical cost containment system designed to reduce the clinical and administrative costs of producing documentation, correspondence and record keeping for the medical community. The medical cost containment system is known as Documentplus. Silver Ridge Software Inc. ("SRS") operates as a software engineering firm which develops custom solutions for companies that need software design or assistance with network support and training, systems evaluation, technical writing or project management. SRS has been relatively inactive while the Company's focus has been to concentrate on the development and marketing of TVC's products. Net City Inc. is not currently conducting operations.


Liquidity and Capital Resources


Working capital decreased during the six months ended June 30, 1996 principally as a result of the Company borrowing funds on a short term basis to fund operating expenses.

On January 12, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 1,610,000 shares of common stock at $3.00 per share pursuant to a public offering of common stock.

In February 1996, the Company borrowed $24,000 from an unrelated third party. This note carries no interest and was due in May 1996. Also in February 1996, the Company borrowed $50,000 from an unrelated third party, bearing interest at twelve percent per annum.This note was due August 12,1996. The terms of these notes have been extended until the completion of the public offering.

In March, 1996, promissory notes in the amount of $400,000 became due. The Company agreed to an increase in the interest rate on the notes to 12% per annum in exchange for an extension of the term. All the noteholders agreed to extend the term of the promissory notes until the public offering is completed.

ATG plans to derive its income from the sale of its subsidiaries' existing products, including products released or to be released in 1996, and from the sale of scannable forms. Until ATG's revenues are sufficient to fund its subsidiaries' operations, ATG will need additional outside sources of capital to finance its subsidiaries' operations and research and development activities.ATG anticipates that the proceeds from the Offering will be sufficient to finance its subsidiaries' activities until revenues are sufficient to fund such activities.

Results of Operations- Three Months Ended June 30, 1996

Revenues for the second quarter ended June 30,1996 were $301,368, a 32% decrease from revenues of $444,701 for the second quarter ended June 30, 1995. The reason for this decrease was primarily the fact that the Company concentrated its efforts on the development of TVC's new products which are scheduled to be launched in the later part of 1996 and did not seek outside contracts which would generate increased revenue. During this time, the Company was also able to cut operating expenses from $432,921 during the second quarter ended June 30,1995 to $209,720, a savings of $233,201, or 52%, for the second quarter ended June 30,1996. Lowered operating costs were accounted for primarily by savings in labor, rent and travel expenses which were partially offset by increases in advertising, tradeshow and interest expenses.

Costs of sales during the second quarter ended June 30, 1996 increased by $49,281 primarily because the sales which were generated during this period reflect product sales which carry a higher cost of sales than the consulting and software engineering contracts.

TVC made presentations on Documentplus to doctors at more than 33 meetings during the second quarter of 1996 compared to 11 meetings during the same period in 1995. Attendance at these meetings ranged from 12 doctors to over 500 doctors. The sales cycle for the Documentplus system ranges from one to nine months after initial contact. At the end of the second quarter of 1995, TVC had installed 100 systems in clinics, primarily in the eastern region of the US. At the end of the second quarter 1996, TVC had installed over 323 systems in clinics nationwide.

Gross profits for the second quarter ended June 30, 1996 decreased to $143,701 from $336,315 for the same period of 1995. The primary reason for this decrease was the decrease in billings for consulting services which carried a comparatively low cost of sales.

Net loss for the quarter ended June 30, 1996 was $66,019 a decrease of $30,587 from the loss of $96,606 for the quarter ended June 30, 1995. This decrease was due to the increased level of business achieved by TVC without any corresponding increase in expenses for facilities and personnel.

Results of Operations - Six Months Ended June 30, 1996

Revenues for the six month period ended June 30,1996 were $711,844, a 1% decrease from revenues of $719,552 for the six month period ended June 30, 1995. The reason for this decrease was primarily the fact that the Company concentrated its efforts on the development of TVC's new products which are scheduled to be launched in the later part of 1996 and did not seek outside contracts which would generate increased revenue. During this time, the Company was also able to cut operating expenses from $687,580 during the six months ended June 30,1995 to $554,823, a savings of $132,757 for the six months ended June 30,1996. Lowered operating costs were accounted for primarily by savings in labor, rent and travel expenses which were partially offset by increases in advertising, show and demo and interest expenses.

Costs of sales during the six month period ended June 30, 1996 increased by $90,889 primarily because the sales which were generated during this period reflect product sales which carry a higher cost of sales than the consulting and software engineering contracts.

Gross profits for the six months ended June 30, 1996 decreased to $392,043 from $490,640 for the same period of 1995. The primary reason for this decrease was the decrease in billings for consulting services which carry a very low cost of sales.

Net loss for the six months ended June 30, 1996 was $162,780 a decrease of $34,160 from the loss of $196,940 for the six months ended June 30, 1995. This decrease was due to the increased level of business achieved by TVC and the lowering of expenses during the six month period.

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

Item 5.    OTHER INFORMATION

           Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Not applicable

           (b) The Company did not file any Reports on Form 8-K during the period ended June 30, 1996.

                        ATLANTA TECHNOLOGY GROUP, INC.

                                 Signatures


In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        ATLANTA TECHNOLOGY GROUP INC.


                             /s/  James E. Cassidy
                        By:  ______________________________

                             James E. Cassidy
                             Chief Financial Officer