Form 10QSB
period 1996-09-30
ATLANTA TECHNOLOGY GROUP INC
filed 1996-12-19
CIK 915250

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington 25, D.C. 20549

                                 FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Yes [X]  No []

As of September 30, 1996 the Registrant had 3,800,275 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]


                        ATLANTA TECHNOLOGY GROUP, INC.

                      PART I.     FINANCIAL INFORMATION

                       Item 1.   FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEET

                                  ASSETS
                                (Unaudited)

                                                                                       AS OF
                                             As of
                                        September 30, 1996
CURRENT ASSETS

Cash                                     $  277,627

Accounts receivable-trade                   204,237

Inventory                                    50,700

Other current assets                          4,712
                                            _______

TOTAL CURRENT ASSETS                        537,276



EQUIPMENT AND FIXTURES

Equipment and fixtures, net                 111,697



OTHER ASSETS

Software development costs, net             629,577

Deferred offering costs                     211,542

Due from affiliates                           7,500

Other assets                                  1,685
                                            _______

TOTAL ASSETS                             $1,499,277


See notes to financial statements



                        ATLANTA TECHNOLOGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                               (Unaudited)

                                                       As of
                                                  September 30, 1996


CURRENT LIABILITIES

Notes payable                                     $  787,370

Notes payable to shareholders and affiliates         185,366

Accounts payable - trade                             256,892

Other current liabilities                            252,657
                                                   _________

TOTAL CURRENT LIABILITIES                          1,482,285


SHAREHOLDERS' EQUITY

Common stock                                           3,800

Additional paid-in capital                         3,519,783

Retained earnings (deficit)                       (2,756,591)

Stock subscription receivable                       (750,000)
                                                  ___________

Total Shareholders' Equity                            16,992



TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                              $1,499,277

See notes to financial statements.


                        ATLANTA TECHNOLOGY GROUP, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)



                                                  Nine-Month Period
                                                  Ended September 30,

                                                  1996            1995


Revenues                                      $1,183,498      $1,154,443

Cost of sales                                    500,631         294,534
                                                ________        ________

Gross profit                                     682,867         859,909


Operating expenses                               780,514       1,133,610
                                                ________         _______

Loss before income taxes                         (97,647)       (273,701)

Provision for taxes                                 -               -
                                                 ________       _________

Net loss                                        $(97,647)      $(273,701)






Weighted average number of
common shares outstanding                       3,078,663       2,798,608


Earnings (loss) per share                           $(.03)          $(.10)

See notes to financial statements


                        ATLANTA TECHNOLOGY GROUP, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)



                                                  Three-Month Period
                                                   Ended September 30,

                                                  1996            1995


Revenues                                        $471,654        $434,892

Cost of Sales                                    180,830          65,622
                                                ________        ________

Gross profit                                     290,824         369,270


Operating expenses                               225,690         446,030
                                                ________        ________

Profit(loss) before income taxes                  65,134         (76,760)

Provision for taxes                                  -               -
                                                ________        _________

Net loss                                        $ 65,134        $(76,760)

Weighted average number of
common shares outstanding                      3,626,362       2,800,275


Earnings (loss) per share                          $.02           $(.03)

See notes to financial statements.


                         ATLANTA TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                        Nine Month Period
                                                        Ended September 30,

                                                    1996            1995


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                 $ (97,647)       $(273,701)

Adjustments to reconcile net loss to
net cash provided (used) by
operating activities:

Depreciation and amortization                       106,159          43,681

Changes in operating assets and liabilities:

Increase in accounts receivable                     (37,756)        (26,710)

Increase in inventory                               (31,187)         (8,966)

Decrease (increase)in other current assets            1,043         (36,631)

Increase in accounts payable                         35,065          37,489

Increase in current liabilities                     123,612         (13,438)

Increase in non-current assets                       60,029           8,326
                                                   ________         ________
Net cash provided by operating
activities                                          159,318        (269,950)
                                                   ________         ________

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to equipment and fixtures                 (13,249)        (30,544)

Additions to capitalized software
development costs                                  (228,828)       (157,010)

                                                   _________         _______

Net cash used by investing activities              (242,077)       (187,554)
                                                   _________         ________

CASH FLOWS FROM FINANCING ACTIVITIES:


Proceeds from the issuance of common stock        1,000,000          15,000

Stock subscriptions receivable                     (750,000)

Proceeds from the issuance of notes
payable, net                                        194,570         523,901

Increase in borrowings from affiliates               17,146         (32,930)

Increase(decrease)in long-term borrowing            (50,000)         95,000

Increase in deferred offering costs                (104,517)

                                                    ________         _______

Net cash provided by financing activities           307,199         600,971
                                                     ______          _______


NET INCREASE IN CASH                                224,440         143,467

CASH AT BEGINNING OF PERIOD                          53,187          21,994
                                                     ______           ______

CASH AT END OF PERIOD                              $277,627        $165,461
                                                    _______          _______

See notes to financial statements.

                        ATLANTA TECHNOLOGY GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE THREE MONTHS ENDED
                             SEPTEMBER 30, 1996
                              (Unaudited)

1.      Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Consolidated Statement of Operations for the Nine Months Ended September 30, 1996 is not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

2.      Organization and Intercorporate Relationships:

       (A)  The Company

       Atlanta Technology Group, Inc. ("the Company") was incorporated under the laws of the State of Delaware in October 1993. The Company is the parent company of three Georgia corporations Time Value Corporation, Silver Ridge Software Inc. and Net City Inc.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Atlanta Technology Group, Inc. ("ATG") is a holding company based in Atlanta, Georgia with three subsidiaries in the information technology field. The primary subsidiary is Time Value Corporation, a Georgia corporation ("TVC") that was formed to develop, market and support a medical cost containment system designed to reduce the clinical and administrative costs of producing documentation, correspondence and record keeping for the medical community. The medical cost containment system is known as Documentplus. Silver Ridge Software Inc.("SRS"), operates as a software engineering firm which develops custom solutions for companies that need software design or assistance with network support and training, systems evaluation, technical writing or project management. SRS has been relatively inactive while the Company's focus has been to concentrate on the development and marketing of TVC's products and did not seek outside contracts which would generate increased revenue. Net City Inc. is not currently conducting operations.


Liquidity and Capital Resources


In July 1996, the Company sold 1,000,000 units to Euro Pacific Securities Services GmbH in a private placement. The units consisted of one share of common stock and one warrant to purchase one share of common stock. The price was $1.00 per unit. The warrants expire on December 31,1999 and have an exercise price of $4.00 per share. As of September 30, 1996, the Company has received $250,000 in cash and used $150,000 of the proceeds to repay certain short term notes payable. The remaining shares are being held in escrow pending receipt of payment and the unpaid balance of the note receivable is shown as a deduction from stockholders' equity.

On January 12, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 1,610,000 shares of common stock at $3.00 per share pursuant to a public offering of common stock. As of September 30, 1996, no shares have been issued and the registration statement is still pending.


ATG plans to derive its income from the sale of Time Value Corporation's existing products, including products released or to be released in 1996, and from the sale of scannable forms. Until ATG's revenues are sufficient to fund its subsidiaries' operations, ATG will need additional outside sources of capital to finance its subsidiaries' operations and research and development activities. ATG anticipates that the proceeds from the Offering will be sufficient to finance its subsidiaries' activities until revenues are sufficient to fund such activities.

Results of Operations- Three Months Ended September 30, 1996

Revenues for the third quarter ended September 30,1996 were $471,654, a 8% increase from revenues of $434,892 for the third quarter ended September 30, 1995. As the company moves further into the distribution mode for its products revenues from the sale of medical software increase as revenues from software consulting are decreasing. Revenues relating to the sale of the Documentplus system continued to increase during this quarter to represent 70% of sales versus 42% of sales during the third quarter of 1995. The Company was also able to cut operating expenses from $446,030 during the third quarter ended September 30,1995 to $225,690, a savings of $220,340, for the third quarter ended September 30,1996. Lowered operating costs were accounted for primarily by savings in labor, and rent which were partially offset by increases in advertising, tradeshow and interest expenses.

Costs of sales during the third quarter ended September 30, 1996 increased by $115,208 primarily because the sales which were generated during this period reflect product sales which carry a higher cost of sales than the consulting and software engineering contracts.

TVC made presentations on Documentplus to doctors at more than 22 meetings during the third quarter of 1996. Attendance at these meetings ranged from 10 doctors to over 230 doctors. At the end of the third quarter of 1995, TVC had installed 270 systems in clinics, primarily in the eastern region of the US. At the end of the third quarter 1996, TVC had installed over 400 systems in clinics nationwide.

Gross profits for the third quarter ended September 30, 1996 decreased to $290,824 from $369,270 for the same period of 1995. The primary reason for this decrease was the decrease in billings for consulting services which carried a comparatively low cost of sales. Despite the decrease in the gross profit for this quarter, the Company was able to generate its first quarterly profit this period due to the decrease in operating expenses.


The Company earned its first quarterly profit ever for the third quarter ending September 30, 1996. Net profit for the quarter ended September 30, 1996 was $65,134 an increase of $141,894 over the loss of $76,760 for the quarter ended September 30, 1995. This increase was due to the increased level of business achieved by TVC without any corresponding increase in expenses for facilities and personnel.

Results of Operations - Nine Months Ended September 30, 1996

Revenues for the nine month period ended September 30,1996 were $1,183,498, a 2.5% increase from revenues of $1,154,443 for the nine month period ended September 30, 1995. The reason for this INcrease was the continuing growth of sales of the Documentplus system. During this time the Company was also able to cut operating expenses from $1,133,610 during the nine months ended September 30, 1995 to $780,514, a savings of $353,096 for the nine months ended September 30, 1996. Lowered operating costs were accounted for primarily by savings in labor, rent and travel expenses which were partially offset by increases in advertising, show and demo and interest expenses.

Costs of sales during the nine month period ended September 30, 1996 increased by $206,097 primarily because the sales which were generated during this period reflect product sales which carry a higher cost of sales than the consulting and software engineering contracts.

Gross profits for the nine months ended September 30, 1996 decreased to $682,867 from $859,909 for the same period of 1995. The primary reason for this decrease was that billings for consulting services, which were at a higher lever in 1995, carry a very low cost of sales.


Net loss for the nine months ended September 30, 1996 was $97,647 a decrease of $176,054 from the loss of $273,701 for the nine months ended September 30, 1995. This decrease was due to the increased level of business achieved by TVC and the lowering of operating expenses during the nine month period.

                        PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           The company is not currently a party to any legal proceedings the result of which it believes could have a material adverse effect upon its business, properties or financial condition.

Item 2.    CHANGES IN SECURITIES

           In July 1996, the Company entered into an agreement with Euro Pacific Securities Services GmbH of Dusseldorf, Germany whereby Euro Pacific purchased 1,000,000 units of Atlanta Technology Group, Inc. in a private placement. The units consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants will expire on December 31, 1999 and have an exercise price of $4.00 per share. The units were purchased for $1.00 each. The Company issued 1,000,000 shares of its common stock to Euro Pacific Services. The shares are being held in escrow until receipt of payment. These certificates were issued pursuant to Regulation S for sale to persons residing outside the United States.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to shareholders for a vote.

Item 5.    OTHER INFORMATION

           Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Not applicable

           (b) The Company did not file any Reports on Form 8-K during the period ended September 30, 1996.

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