Form 10KSB
period 1996-12-31
ATLANTA TECHNOLOGY GROUP INC
filed 1997-05-14
CIK 915250

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                        Washington, DC. 20549

                                        Form 10-KSB

                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the fiscal year ended December 31,1996
                                       Commission file number 0-23062

                                        ATLANTA TECHNOLOGY GROUP, INC.
                              (Name of small business issuer in its charter)

                Delaware                                        58-2077053
        (State or other jurisdiction of                      (IRS. Employer
          incorporation or organization)                    Identification No.)

                                              400 Embassy Row
                                                Suite 570
                                             Atlanta, GA 303328
                                (Address of principal executive offices)
                                                (Zip code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the registrant for the fiscal year ended December 31, 1996 were $1,600,785.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,075,734.70 as of December 31, 1996.

As of December 31, 1996, the Registrant had 3,812,275 shares of Common Stock, par value $0.001, outstanding.

Total number of pages 40

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]




PART 1

Item 1.  Description of Business

General
        Atlanta Technology Group Inc. ("ATG" or the "Company") was incorporated in the State of Delaware on October 12, 1993 under the name of Time Value Corporation as a holding company for high technology companies and changed its name to Atlanta Technology Group, Inc. in February 1994 by filing a Certificate
of Amendment in the State of Delaware.   Atlanta Technology Group, Inc. is the
parent company of one medical technology entity, its primary subsidiary, Time Value Corp., a Georgia corporation, and Net City, Inc., a Georgia corporation.



The principal office of the company is located at 400 Embassy Row, Suite 570, Atlanta, Georgia, 30328 and its telephone number is (770) 671-0600. The Company has 14 employees on staff, including 6 in sales, 3 in administration, 3 in programming and 2 in technical support.


Subsidiaries

     Time Value Corporation

     Time Value Corporation ("TVC") was incorporated in June 1991 for the purpose of developing, marketing and supporting a solution to reduce the clinical and administrative costs of producing documentation, correspondence, and record-keeping for the medical community. The solution is a proprietary product of TVC and is known as Documentplus.

The Documentplus system was released to the market in September 1994. In 1996, the Company attended over 102 seminars and meetings thus increasing the exposure to clinicians. The additional exposure resulted in the sale of an additional 200 systems during 1996. The sales cycle for the Documentplus system ranges from one month to nine months from initial contact to contract execution. The Company has historically closed a sale of the Documentplus system with 10% of the clinicians who attend the presentation of the Documentplus system. In 1997, the Company has plans to attend 60 seminars between January and June.
The seminar schedule for the third and fourth quarters of 1997 will be determined in May 1997.

        TVC accepts checks, credit cards and approved leases at the time of order. Most of the systems are sold under leasing arrangements which the individual doctor arranges with independent companies.

        Income. The Documentplus system is sold directly to end-users in the medical field. Currently, TVC is marketing Documentplus to chiropractors, neck and back pain clinics in the United States. The total number of end-users of the Documentplus system approximately doubled from 231 at December 31, 1995 to 431 at December 31, 1996. Revenue from the sale of systems increased $525,431, from $553,933 in fiscal 1995 to $1,079,364 in fiscal 1996.


        Each system module requires the use of different scan sheets. The scan sheets used with each specialty module are manufactured by National Computer Systems, Inc. ("NCS"), a Minnesota corporation, and Scantron Corporation ("Scantron"), a California corporation, according to specifications supplied by TVC. TVC purchases these forms from NCS and Scantron and then resells the forms to users of the specialty modules. TVC is currently receiving approximately $49,200 per month from the sale of scan forms to current users. Revenue from the sale of scannable forms increased from $194,170 in fiscal year 1995 to $379,926 in fiscal year 1996. Revenue from support fees was $38,050 for fiscal 1995 and $84,400 for fiscal 1996.

        The increases experienced in each category were the direct result of the additional 200 systems sold during 1996. Each system which is sold will generate recurring revenue for TVC as users purchase the copyrighted scannable forms from TVC and support fees are billed to users on an annual basis.

        Future Development. The Company, along with TVC, has adopted a plan to address the issues which caused the report of the Company's independent certified public accountant to contain a going concern qualification. Management's adherence to the plan, which was developed in 1996, resulted in the Company posting its first quarterly profits for the third quarter of 1996. Management plans to continue the implementation of their plan to sustain and expand this profitability through (1) diversification of existing product lines,
(2) enhancement of existing product lines, (3) expansion of the geographical area in which it operates, and (4) raising capital through private placements. Because the incremental costs of developing a Documentplus system for a new medical specialty is relatively small (approximately $75,000), TVC expects to be able to grow quickly by offering different Documentplus specialty modules. TVC plans to introduce four new modules in the next 24 months: orthopedics, physical therapy, orthodontics and neurology. Eventually, TVC anticipates introducing modules for each area of medical specialty.

        TVC is also seeking to market its products nationwide through trade publications and seminars. TVC is currently working with two national physician management consulting groups to assist in marketing and promoting. TVC has also signed a distributorship agreement to market Documentplus in Spain, Mexico, Puerto Rico and Australia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Product. Documentplus is a comprehensive computer based system designed to reduce the time clinicians and their staff spend preparing paperwork, documentation and correspondence in a medical, dental, or chiropractic practice. A complete Documentplus system consists of a microcomputer, a printer, an optical mark scanner, one or more of the Documentplus software programs, a word processing program, and copyrighted Documentplus optical mark scannable forms. If the practitioner already owns an IBM compatible computer and a word processing program (compatible with TVC's proprietary software), a separate computer and word processing program are normally not purchased. At the present time, TVC's software is compatible with several word processing programs. As part of its service, TVC offers its customers hardware products including microcomputers and Scantron optical scanners.

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

        Using Documentplus scannable forms for patient and clinician input in conjunction with Documentplus software, a microcomputer and an optical mark scanner, Documentplus generates individualized correspondence from the healthcare practitioner to the patient, referring and/or consulting physicians, dentists, chiropractors, insurance companies and others. TVC's copyrighted optical mark scannable forms ("OMS forms"), including Patient Health Questionnaires, Clinical Evaluation forms, Clinical Radiographic Findings forms, Clinical Re-evaluation and Treatment forms, Daily SOAP Note forms (SOAP stands for subjective, objective, assessment and plan, and represents the four parts of a written account of the health problem made by a doctor), and Patient Outcome Assessment forms, are filled out by patients and clinicians and input into the Documentplus software by an optical mark scanner. The Documentplus program uses the data read by the optical scanning device to generate customized letters from the physician, dentist, or chiropractor to patients explaining objectives and treatment recommendations.

        Documentplus is comprised of various sub-modules. Each sub-module provides the practitioner with customized written communications for the practitioner's specialty area in order to better inform the patient, the patient's referring or consulting clinicians and the insurance providers of the status of the patient's condition.

        Documentplus begins with OMS forms designed by TVC with assistance from medical, dental or chiropractic practitioners. Each submodule requires a series of OMS forms designed to manage a patient throughout his or her association with the physician, dentist or chiropractor. The OMS forms include a medical history of the patient, which the patient completes during his/her initial visit, an examination and evaluation OMS form completed by the clinician, a radiographic diagnosis and treatment OMS form completed by the clinician and/or staff member,clinical daily note forms and periodic progress OMS forms completed by the clinician or staff member.

      The OMS forms contain a series of questions answered by darkening with a pencil a round circle or "bubble" adjacent to the appropriate response on the OMS forms. The OMS forms are designed to provide a logical flow of information and clinical findings from the general to the very specific. The division of information on the OMS forms provides a readable, understandable, and efficient means of case evaluation and diagnosis. The OMS form is completed as the physician, dentist, chiropractor, or an assistant, examines the patient or evaluates other data, such as x-rays or results from laboratory tests. The use of OMS forms provides the practitioner with a method for standardizing the examination and diagnostic procedures for all new patients, thereby providing a comprehensive and accurate record from the beginning of treatment.

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

        All correspondence generated by Documentplus can be reviewed and edited in the word processing program prior to being printed in final form.

        The OMS forms used with Documentplus are manufactured by Scantron Corporation("Scantron") and National Computer Systems, Inc. ("NCS"). Completed OMS forms are scanned by an optical mark scanner. Documentplus has been developed for use with a Scantron optical mark scanner and a NCS optical mark scanner. These scanners read the data on the OMS form by identifying the darkness of each mark. Light transmitted through the OMS form allows the scanner to read accurately both sides of the sheet in a single pass, and the data read by the optical scanner is then transmitted to a microcomputer. TVC's proprietary software processes the data into the appropriate correspondence and documentation requested by the clinician. The correspondence and documentation are transferred into a word processor for review, editing (if so desired), printing and distribution.

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

Patient Health Questionnaire - elicits additional information after the preliminary history is taken

Doctor Heath Questionnaire - summarizes the information the patient has provided

Patient Initial Letter - summarizes the patient's initial visit and outlines planned treatment

Doctor Initial Letter - to referring clinician summarizing patient's initial visit and planned treatment

Medical summary - to consulting clinician summarizing findings after medical history, clinical exam, and radiographic findings

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

Insurance Letter - provides information to the insurance company using proper diagnosis and treatment coding

Patient Complete Letter - includes additional information from lab test reports

Doctor Complete Letter - to referring doctor with additional information from lab test reports

Medico-legal Letter - to patient's attorney with information regarding patient's history and treatment procedures

Outcome Assessments - provides standardized measured information regarding patient's progress and rationale for treatment

        TVC introduced the spinal clinic module on September 10, 1994 and has sold and installed over 431 systems since the introduction. These sales have been the result of TVC's attending seminars under the direction of several physician management groups as well as independent trade shows during 1996.

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

Warranties and Training

        TVC warrants its products for 90 days. After the expiration of the initial warranty period, TVC will provide continuing technical support for its software for an additional annual maintenance fee. The actual amount of the annual maintenance fee depends upon the software purchased by the customer. The optical mark scanners are sold by TVC for use with the Documentplus system and are warranted by Scantron Corporation or NCS for a period of 150 days after shipment. A maintenance agreement for the scanners is available directly from Scantron or NCS.

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

        As with any new product, the extent to which the targeted community will perceive a need for TVC's products is uncertain. The computer software industry is highly competitive. TVC competes with other entities having established marketing and distribution networks, greater resources and capabilities, and wider name recognition in the marketplace. TVC's competitors could develop products which are functionally equivalent or superior to TVC's system, in which case TVC's perceived competitive advantage concerning the nature of its products would be lost.

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

        In order to successfully market its products, TVC will need to penetrate and depend heavily on established medical/dental/chiro- practic distribution networks. TVC intends to develop an initial network of distributors. Primary distribution will be through direct and indirect sales channel, with special large marketing opportunities requiring direct sales representation, and indirect sales to be made by dealers or distributors. Each salesperson and distributor will be required to attend a training program that will include computer technical basics, demonstration techniques, and specific product features, functions and benefits. TVC has negotiated marketing contracts for its system with several unaffiliated medical management companies that conduct seminars for healthcare practitioners on how to operate their offices more efficiently as well as sponsor classes for recertification in the field. The contracts will provide for national exposure of Documentplus in catalogs, at seminars and through articles in chiropractic journals and magazines published by these organizations. In addition, TVC has been utilizing national advertising in journals and other professional medical publications.

Net City, Inc.

        Net City, Inc. was incorporated in September 1994 for the purpose of developing an online service. Net City, Inc. is not currently conducting any operations.

ITEM 2.  DESCRIPTION OF PROPERTY

        Time Value Corporation currently is subleasing facilities totaling 3038 sq. feet at 400 Embassy Row, Atlanta, Georgia under a lease which expires on December 31, 1999. The Company shares this space with Time Value Corporation, on a rent free basis. The monthly lease payment for these facilities is approximately $3800. The Company believes that its facilities will meet its needs through the next several years.

ITEM 3.  LEGAL PROCEEDINGS

        The Company was the defendant in an action in Fulton County Superior Court, Atlanta, Georgia entitled Furukawa vs. Atlanta Technology Group, Inc. In this action, suit was brought against the Company as a successor in interest to Millennium Global Inc. for non-payment of a promissory note in the amount of $50,000 made by Millennium Global Inc. Management believes that the Company is not a successor in interest to Millennium Global Inc. and is not responsible for the payment of the note. The Company intends to vigorously defend this suit. This case is in the discovery stages and no court date has been set.

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

                                  Common Stock    High      Low
        Fiscal Quarter Ended:
        June 30, 1994                            $10.19   $4.19
        September 30, 1994                       $12.00   $4.00
        December 31, 1994                        $12.00   $3.00
        March 31, 1995                            $3.75   $0.25
        June 30, 1995                             $4.50   $1.00
        September 30, 1995                        $1.00   $1.00
        December 31, 1995                         $1.00   $0.375
        March 31, 1996                            $3.125  $0.375
        June 30, 1996                             $4.00   $0.50
        September 30, 1996                        $4.00   $2.25
        December 31, 1996                         $3.75   $0.75


        (b) Approximate Number of Shareholders. At December 31, 1996, there were 786 holders of record of the Company's Common Stock. Since certain of the shares of Common Stock are held in street name, it is believed that there are substantial additional beneficial holders of Common Stock.

        (c) Dividends. Holders of Common Stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefor. No dividends have been paid with respect to the Company's Common Stock and no cash dividends are anticipated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

        On May 10, 1994, the Company granted an employee/consultant, as payment for outside consulting services, options to purchase 200,000 shares of Common Stock. As of December 31, 1996, there are 86,000 options outstanding, all of which are exercisable. The options are exercisable at $5.00 per share and are due to expire on May 10, 1999.

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

        On July 15, 1994, the Company entered into an agreement with Rubix Marketing, Inc., a Georgia corporation ("Rubix") to market certain on-line computer services. As compensation for its efforts, Rubix is entitled to options for up to 1,000,000 shares of the Company's common stock exercisable at $9.50 per share and due to expire on July 31, 1997. The options are issued only after certain revenue levels are attained by Net City, Inc. As of December 31, 1996 there have been no options issued to Rubix for its services.

        The options issued in the transactions described above were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the transaction. The options are to be issued for investment purposes only and without a view to distribution. Rubix was fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. Rubix has signed an agreement attesting to its understanding that the options, as well as the shares issuable upon the exercise of the options, may not be offered, sold or transferred other than pursuant to an effective registration statement under the Act, or pursuant to an applicable exemption from such registration. No underwriters were involved in the transaction described above and no commissions or other forms of remuneration were paid to any person in connection with such transaction. The issuance of the options described above, should they occur, will be exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

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

        All of the securities sold in connection with the 1995 Offerings were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the 1995 Offerings. All investors in the 1995 Offerings received information concerning the Company, including audited financial statements. No underwriters were used in connection with the sale of the Company's securities in the 1995 Offerings, although the company paid sales commissions of $17,000 to Brookstreet Securities Corporation for soliciting investors. Sales of the Company's securities pursuant to the 1995 Offerings were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act and Regulation D promulgated by the Commission, as transactions by an issuer not involving any public offering.

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

        On December 19, 1995, the Company issued a promissory note in the face amount of $36,000, bearing interest at ten percent per annum and due three months from the date of issuance to an individual investor. On February 2, 1996, the Company issued a promissory note in the face amount of $50,000, bearing interest at twelve percent per annum and due six months from the date of issuance to an individual investor. On February 9, 1996, the Company issued a promissory note in the face amount of $24,000 with no interest and due three months from the date of issuance to an individual investor. On July 24, 1996, the Company issued a promissory note in the face amount of $50,000, bearing interest at twelve percent per annum and due three months from the date of issuance to an individual investor. No general forms of advertising were used in connection with the issuance of these promissory notes. The individual investors were, prior to the sale of the Company's securities to them, fully informed and advised about such matters concerning the Company, including its business, financial affairs and other matters. No underwriters were used in connection with the issuance of these promissory notes and no sales commissions were paid to any persons. These transactions were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

        In July 1996, ATG initiated a private offering of 1,000,000 units which included one share of common stock and one warrant to purchase common stock at an exercise price of $2.00. These units were sold pursuant to Regulation S. Payment for these securities was made via a secured promissory note in the amount of $1,000,000 which had a balance owing of $660,000 at December 31, 1996. During the first quarter of 1997, additional payments totaling $260,000 were made which reduced the note receivable to $400,000.

        All of the securities sold in connection with the offerings were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the 1996 offerings. All investors in the Offering received information concerning the Company, including audited financial statements. No underwriters were used in connection with the sale of the Company's securities in the 1996 Offerings, although the company paid sales commissions of $30,000 to Brookstreet Securities Corporation for soliciting investors. Sales of the Company's securities pursuant to the offerings were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act and Regulation D promulgated by the Commission, as transactions by an issuer not involving any public offering.

        In the first quarter of 1997,the Company repaid $249,100 of the principal amount due on notes issued in September 1995 and purchased 158,329 warrants outstanding in exchange for $225,010 in cash and 778,808 shares of its common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Overview

Atlanta Technology Group, Inc. ("ATG") is a holding company based in Atlanta, Georgia with two subsidiaries in the information technology field. The primary subsidiary is Time Value Corporation, a Georgia corporation ("TVC") that was formed to develop, market and support a medical cost containment system designed to reduce the clinical and administrative costs of producing documentation, correspondence and record keeping for the medical community. The medical cost containment system is known as Documentplus. Net City Inc. is not currently conducting operations.

Plan to Address Going Concern Opinion

The Company's independent auditor has expressed the opinion that the Company's ability to continue as a going concern is jeopardized unless the Company obtains an infusion of capital to sustain the Company until it can market its products on a profitable basis. The basis of this opinion is the fact that the Company has yet to achieve profitability and does not have long-term financing in place. The Company has developed a plan to achieve profitability and allay doubts as to its ability to continue as a going concern. This plan includes (1) diversification of existing product lines; (2) enhancement of existing product lines; (3) expansion of the geographical area in which it operates; and (4) raising capital through private placements.

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

Presently, the Company is developing simultaneously Documentplus systems in orthopedics, physical therapy, orthodontics and neurology. The Company estimates that the cost of releasing these additional systems to the market will be approximately $300,000 in total. The Company intends to fund the development and release of these products from the proceeds of the private placements. The Company plans to release these new Documentplus systems in the next 24 months. The orthopedics, physical therapy and orthodontics specialty systems will be scheduled for release in the fourth quarter of 1997 if funding for the projects is available in April 1997. The neurology specialty system is scheduled for release in the second quarter 1998.

Based on information obtained by the Company in 1995, there are 20,000 orthopedists and 64,000 physical therapists licensed to practice in the United States. The Company believes that this expansion could add as many as 8,500 users to its current base in six years in these two specialties alone. This figure is based upon a market penetration of ten percent of licensed practitioners in those specialties over that period of time. The Company intends to market the new specialties by demonstrating the Documentplus systems at seminars and trade shows for each medical specialty during the year. The Company will also advertise in trade publications for each specialty.

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

Enhancement of Existing Product Lines. During 1996, the Company developed additional Documentplus forms used in patient assessment and released these forms to the market in the third quarter of 1996. These copyrighted forms are marketed to existing Documentplus users and will be used in the orthopedics, physical therapy, neurology and anesthesiology Documentplus systems.

Expansion. The Company has increased its number of salespersons from four in 1995 to six in 1996. The Company is now working with three management consultant groups with national exposure instead of one that is located primarily in the Eastern United States. Additionally, the Company is achieving more exposure from advertising in national trade catalogs and directories as well as articles written in national trade publications about its products. These activities have resulted in increased leads and sales over the same time period in 1995. The Company has signed a agreement for distribution of Documentplus in Mexico, Spain, Puerto Rico and Australia.

Raising Capital. The Company filed a Registration Statement on Form SB-2
(file #33-00256) for the offer and sale of 1,400,000 shares of its common stock at $3.00 per share (the "Offering")in January 1996. The Company intends to withdraw the pending statement and effected a charge to earnings for deferred offering costs which had accumulated during 1996. The Company intends to raise funds for product development and working capital during 1997 through private placements. The Company projects that after the completion of its financing activities, it will be able to fund the development of future specialty systems from the recurring revenue produced from the sale of its Documentplus systems, sales of copyrighted scannable forms and annual support fees. Management believes that the proceeds from the financing activities, together with the anticipated cash flow from the operations of its subsidiaries, will be sufficient to support currently anticipated working capital requirements for at least 12 months. A portion of the net proceeds will be used to satisfy the Company's existing debt, which carries interest, thereby reducing interest expense in future periods. Management believes that at that time the Company will have sustained a level of profitability that will enable it to conduct operations and continue expansion efforts without the need for outside financing.

The going concern qualification is contained in the 1995 and 1996 audited financial statements. The independent auditor has indicated that the language can be removed in 1997 as soon as the Company has completed its financing activities and has sufficient capital to fund operations for twelve months. The independent auditor also has indicated that the language can be removed once the Company has achieved sustained profitability.

Fiscal Year 1996

Results from operations. Revenues for 1996 were $1,600,785, a 2% increase over revenues of $1,559,701 generated in 1995. During 1996, the Company focused its efforts on Documentplus product sales rather than the sale of engineering
consulting services.   TVC ended the year with the sale of 200 Documentplus
systems. This was an increase of 38 over the sales of 164 systems during 1995. TVC had 431 systems operating by the end of 1996.

Sales and gross profits for the year ended December 31, 1996 increased over the 1995 levels principally as a result of the increased sales by Time Value Corporation's Documentplus software product and affiliated form sales and support revenues.

Operating expenses for the year ended December 31, 1996 decreased by $128,087 over the year ended December 31, 1995. This represents a decrease of approximately 8%. While advertising and interest expenses increased during the year, significant decreases were realized in show and demo expenses, legal fees and rent. Interest expenses increased due to interest on the notes payable issued in the 1995 offering. These notes were issued in September 1995. Interest expense during 1995 was $51,865 and $178,900 for 1996. Interest was accrued for the full twelve months in 1996 as opposed to three months of 1995.

Cost of sales for the year ended December 31, 1996 decreased to 36.6% from 41.6% for 1995. Cost of sales decreased due to the lower cost of sales for forms and software support.

Liquidity and Capital Resources

The Company has financed operations through sales, stockholder loans and the issuance of Common Stock.

Working capital decreased during 1996, due to increased interest expenses related to notes issued during 1995 and additional short term borrowings to fund operations of ATG's subsidiaries.

On February 2, 1996, the Company issued a promissory note in the face amount of $50,000, bearing interest at twelve percent per annum and due six months from the date of issuance to an individual investor.

On February 9, 1996, the Company issued a promissory note in the face amount of $24,000 with no interest and due three months from the date of issuance to an individual investor.

On July 24, 1996, the Company issued a promissory note in the face amount of $50,000, bearing interest at twelve percent per annum and due three months from the date of issuance to an individual investor.

In July 1996, ATG initiated a private offering of 1,000,000 units which included one share of common stock and one warrant to purchase common stock at an exercise price of $2.00. These units were sold pursuant to Regulation S. Payment for these securities was made via a secured promissory note in the amount of $1,000,000 which had a balance owing of $660,000 at December 31, 1996. During the first quarter 1997, additional payments totaling $260,00 were made and the note was reduced to $400,000.

In July 1996, the Company's subsidiary Time Value Corporation entered into a Distributorship Agreement with Einzelhaft as amended August 31, 1996, whereby Time Value Corporation appointed Einzelhaft as an exclusive distributor of certain medical software products for Mexico, Spain, Puerto Rico and Australia in exchange for a distribution fee of $238,000. The initial term of the agreement is for one year. The distribution fee included 119 units of the Documentplus medical software, but excluded the optical mark scanners which must be purchased from a non-related party.

In December 1996, the Company sold its ownership of Silver Ridge Software Inc. ("SRS") to Einzelhaft Partners AG for $20,000. At the time of the sale, SRS had a negative net worth of approximately $252,000. The net loss of SRS through the date of the sale ($93,770, or $.03 per share) has been included in the consolidated statement of operations of the Company for the year ended December 31, 1996. However, no gain or loss on the sale of SRS has been included in the results of operations. The Company reduced its debt to Einzelhaft by the amount of the purchase price.

ATG plans to derive its income from the sale of its subsidiaries' existing products, including products released or to be released in 1997, from the sale of scannable forms and support services to Documentplus users. Until ATG's revenues are sufficient to fund its subsidiaries' operations, ATG will need additional outside sources of capital to finance its subsidiaries' operations and research and development activities. ATG anticipates that the proceeds from the planned private offerings will be sufficient to finance its activities and also the activities of its subsidiaries' until revenues are sufficient to fund such activities.

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

Cost of sales for the year ended December 31, 1995 decreased from 52.8% in fiscal 1994 to 41.6% for fiscal 1995. The reduction in cost of sales was due to an increase in sales of scannable forms in the first quarter of 1995. This increase was due to the fact that there were increased numbers of Documentplus users which led to increased sales of the scannable forms associated with the system. The scannable forms have a greater profit margin and as revenues from the sales of forms increases, the cost of goods will decrease.

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

In March 1995, the Company initiated a private offering of units that included one promissory note in the face amount of $50,000, bearing interest at ten percent per annum and due 18 months from the date of issuance, and one warrant to purchase 10,000 shares of the Common Stock for $5.00 per share. The amount raised in this offering was $160,320. In January 1996, the Company exchanged one warrant to purchase 10,000 shares of Common Stock for $5.00 per share with one warrant to purchase 16,666 shares of Common Stock for $100.

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

Inflation

ATG does not believe that inflation had a significant impact on its results of operations in the past two years.

Seasonality

Management does not believe that the Company's business is seasonal.


Item 7.  Financial Statements

The following financial statements are attached hereto commencing on Page 27.

Independent Auditor's Report (December 31, 1996 and 1995).

Consolidated Balance Sheets at December 31, 1996 and 1995.

Consolidated Statements of Operations for the years ended December 31, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, and 1995

Consolidated Statement of Cash Flows for the years ended December 31, 1996 and 1995.

Notes to Consolidated Financial Statements for the years ended December 31, 1996 and 1995.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

        The present members of the Company's Board of Directors are as follows:

                Name                    Age                     Position


Hale R. Spiegelberg                     46                   Chairman, CEO,
                                                              Secretary, and
                                                              Director
James Cassidy                            64                   President, CFO
                                                              and Director


        Mr. Hale R. Spiegelberg has been Chairman of the Board and a director of ATG since its inception, and has been actively involved in the development and marketing of medical information technology using optical mark scanning, and other high technology industries for the past seven years. Currently, he is a full-time employee of ATG, and is committed to managing ATG on a full-time basis. Since 1994, he has served as a director of Avionics One, Inc., a company organized to design and develop an aircraft navigational system. In 1994, he served as a director of Fiberoptic Atlanta, Inc. He is a former director and former President of Total Software Inc., a computer software system and hardware set-up company. Since 1989, he has been a director of Patient Communication Systems Inc., a company that developed software for the dental profession using an optical mark scanning system. Patient Communication Systems is currently inactive. He has previously served as a director of Acquisition Advisors, Inc., a company formed to provide consulting services on mergers and acquisitions. During the same period he has served as an officer or director of several financial companies, including Norris Hirschberg (1991) and Masters Financial Group, Inc. (1991).

        Mr. James Cassidy has been a director of ATG since December 1995 and President and CFO since March 15, 1996. He is President of Ye Olde Cookie Company. Mr. Cassidy has been associated with Ye Olde Cookie Company since 1987. He has been a consultant to Durham Temporary Services since 1990. All three of these companies are located in Atlanta, Georgia. From 1988 until 1990, Mr. Cassidy served as Chairman of Patient Communication Systems, Inc. in Atlanta. From 1960 until his retirement in 1987, Mr. Cassidy held various positions at Sears Roebuck & Co. From 1980 until 1987 he assumed responsibility for facilities planning operations in the Southeast, Southwest, and Puerto Rican regions. In 1978, he was named National Sales Manager. Mr. Cassidy graduated from Mt. St. Mary's College in 1960 with a degree in Business Administration.

Compliance With Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during fiscal year ended December 31, 1995, the Company's directors, executive officers and greater than ten-percent shareholders complied with all applicable Section 16(a) filing requirements.

Item 10.  Executive Compensation

Mr. Spiegelberg received no remuneration for his services between 1995 and 1996, and there were no executives of the Company whose aggregate cash and cash equivalent forms of remuneration was in excess of $100,000 between 1995 and 1996.

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


Other Arrangements. During the year ended December 31, 1996 and except as disclosed above, no director of the Company received any form of compensation from the Company.

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

Item 11.  Security Ownership by Certain Beneficial Owners and Management.

        The following table sets forth as of December 31, 1996, information concerning beneficial ownership of the common stock of the Company by (i) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially more than 5% of such common stock, (ii) each officer and director of the Company, and
(iii)  all directors and executive officers as a group.

                                Number of Shares of
Name and Address of             Common Stock                    Percentage of
 Beneficial Owner               Beneficially Owned              Common Stock

Total Software Inc.                    644,948 (2)               16.9%
P.O. Box 1062
Grand Cayman, Cayman Islands

Einzelhaft Partners, A.G.              350,000 (1)                9.2%
P.O. Box 1062
Grand Cayman, Cayman Islands

Axis Capital, A.G.                     250,000 (3)                6.5%
P.O. Box 1062
Grand Cayman, Cayman Islands

Acquisitions Advisors, Inc.            568,832 (2)               14.9%
P.O. Box 1062
Grand Cayman
Cayman Islands

Euro Pacific Securities                512,000                   13.4%
Service GmbH & Co, Kg
Werdener Strasse 4
40227 Dusseldorf
GERMANY

Greg Richter                            96,500 (3)                2.5%
860 Cold Harbor
Roswell, GA

All Executive Officers,Directors     1,910,280 (1)               50.1%
and former Directors as a Group

(1) Hale R. Spiegelberg is Chairman and Chief Executive Officer of ATG. He has the right to name the beneficiaries of the trust that owns Einzelhaft Partners A.G. but is not the beneficiary of the trust. Mr. Spiegelberg is not an officer, director, shareholder or trustee of Einzelhaft Partners A.G. nor a director of the trust. Mr. Spiegelberg is a former director of Capital Placement Corporation which owns 11,597 shares (.3%) of Common Stock.
(2) Total Software Inc. and Acquisition Advisors, Inc. are both owned by Einzelhaft Partners A.G. Mr. Spiegelberg is a former officer and director of Total Software Inc. and Acquisition Advisors Inc.
(3)Greg Richter was the former President of the Company and Silver Ridge Software Inc. He resigned on March 15, 1996. Mr. Richter has the right to name the beneficiaries of the trust that owns Axis Capital A.G. but is not the beneficiary of the trust.

Item 12.  Certain Relationships and Related  Party Transactions


In February 1995, the Company sold 5,114 shares of PRCC Common Stock on the open market for approximately $3350.

In December 1995, the Company accepted computer equipment from Greg Richter in exchange for a $12,000 note which was outstanding during 1994.

As of December 31, 1995, the Company owed $24,500 to TSI and $143,720 to AAI.

During 1996, the Company borrowed approximately $664,000 and repaid approximately $178,000 to Einzelhaft, AAI and TSI. In 1995, the Company borrowed $14,000 and repaid $46,000 to these affiliates. At December 31, 1995, substantially all of the assets of SRS, approximating $171,000 were subject to a security interest in favor of TSI. At December 31, 1996, the Company owed Einzelhaft approximately $108,000. At December 31, 1996, the Company owed nothing to TSI or AAI.

In December 1996, the Company sold its ownership of Silver Ridge Software Inc. ("SRS") to Einzelhaft Partners AG for $20,000. At the time of the sale, SRS had a negative net worth of approximately $252,000. The net loss of SRS through the date of the sale ($93,770, or $.03 per share) has been included in the consolidated statement of operations of the Company for the year ended December 31, 1996. However, no gain or loss on the sale of SRS has been included in the results of operations. The Company reduced its debt to Einzelhaft by the amount of the purchase price.


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

(b)  Reports on Form 8-K
 .
   The Company did not file any reports on Form 8-K during 1995.





                        ATLANTA TECHNOLOGY GROUP, INC.



                                SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                                                 Date





__________________________                      _______________________
Hale R. Spiegelberg
Chairman of the Board,
Chief Executive Officer
Secretary, Director






______________________________          _________________________
James Cassidy
President, Chief Financial Officer,
Director

ATLANTA TECHNOLOGY GROUP, INC., AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 1996 and 1995



Allen P. Fields
Certified Public Accountant
1801 Piedmont Avenue, Suite 103
Atlanta, Georgia 30324


INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Atlanta Technology Group, Inc.

I have audited the accompanying consolidated balance sheets of Atlanta Technology Group, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations during each year since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April  7, 1997



                        ATLANTA TECHNOLOGY GROUP, INC.
                          Consolidated Balance Sheet
                          December 31, 1996 and 1995


                                                          1996           1995

Current Assets

     Cash                                               $163,583        $53,187

     Marketable securities (Notes 2, 4 and 8)            102,173

     Accounts receivable - trade net of allowance
     for doubtful accounts of $32,000 at December
     31, 1996 and $12,000 at December 31, 1995,
     respectively                                        145,252        166,481

     Inventory                                            40,707         19,513

     Other current assets                                 11,521          5,755
                                                         _______        _______

          Total Current Assets                           463,236        244,936

Equipment, Fixtures and Computers


     Equipment, fixtures and computers, net of
     accumulated depreciation of $129,023 and
     $104,516 at December 31, 1996 and 1995
     respectively                                        109,675        130,136

Other Assets

     Software development costs, net of accumulated
     depreciation of $152,611 at December 31, 1996
     and $104,516 at December 31, 1995(Notes 2 and 5)    624,891        451,617


     Deferred offering costs (Note 6)                                   130,025

     Other Assets                                          1,534         69,817
                                                         _______        _______
          Total Assets                                $1,199,336     $1,026,531


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Notes payable (Note 7)                             $624,720       $592,800

     Notes payable to affiliates (Note 8)                108,087        168,220

     Accounts payable - trade                            217,905        221,827

     Accrued salaries and payroll taxes payable           39,613         26,090

     Accrued interest payable                            111,985         27,509

     Other current liabilities                           205,580         75,447
                                                         _______        _______
          Total Current Liabilities                    1,307,890      1,111,893

Note payable - Non-current (Note 7)                                      50,000

Commitments and Contingencies (Notes 11 and 12)


Stockholders' Equity (Notes 1,2, 10 and 13)

     Common stock                                          3,812          2,800

     Additional paid-in capital                        3,731,424      2,520,783

     Retained earnings (deficit)                      (3,183,790)    (2,658,945)

     Stock subscriptions receivable                     (660,000)
                                                       __________    ___________
Total Stockholders' Equity                              (108,554)      (135,362)
                                                       ___________   ___________
          Total Liabilities and Stockholders'
          Equity                                      $1,199,336     $1,026,531
                                                      __________     ___________

See accompanying notes to consolidated financial statements

                             ATLANTA TECHNOLOGY GROUP, INC.
                          Consolidated Statement of Operations
                        Years Ended December 31, 1996 and 1995


                                                          1996            1995

Revenues                                               $1,600,785    $1,559,701

Cost of Sales                                             586,899       649,426

Gross Profit                                            1,013,886       910,275

Operating Expenses

  Selling, general & administrative                     1,310,389     1,501,544

  Depreciation and amortization                            46,352       110,409

  Interest (Note 7)                                       178,990        51,865
                                                        _________     _________

      Total operating expenses                          1,538,731     1,663,818


Loss from operations                                     (524,845)     (753,543)


Provision for taxes (Notes 2 and 9)                          -            -
                                                         ________      ________

Loss before minority interests                           (524,845)     (753,543)

Minority interests                                            -           66,667
                                                         __________     ________

Net loss                                                $(524,845)     $(686,876)
                                                        ___________    __________

Weighted average number of common shares
outstanding                                             3,279,935      2,948,525
                                                        _________      __________

Loss per common share (Note2)                             $(0.16)        $(0.23)
                                                        _________      __________


See accompanying notes to consolidated financial statements.


                            ATLANTA TECHNOLOGY GROUP, INC.
                    Consolidated Statement of  Stockholders' Equity
                       Years Ended December 31, 1996 and 1995


                            Additional                Stock

                   Common   Paid-in     Retained     Subscription

                    Stock   Capital     Earnings     Receivable       Total


Balance,
Jan.1, 1995    $2,795       $2,371,338  $(1,972,069)                   $402,064

Issuance of
5,000 shares
in exchange
for marketing
services            5           14,995                                   15,000

Issuance of
171,996
warrants to
purchase
common stock                                134,450                     134,450

Net loss                                   (686,876)                   (686,876)
               _______     ___________     _________    ___________    _________

Balance,
Dec. 31,1995   $2,800       $2,520,783  $(2,658,945)                  $(135,362)


Proceeds from
the sale of a
subsidiary to
an affiliate
in excess of
net worth                      279,278                                  279,278

Issuance of stock
subscriptions for
1,000,000
shares          1,000          999,000               $(1,000,000)

Proceeds from
payment of stock
subscriptions                                            340,000        340,000

Issuance of stock
as commission for
subscription
agreement          12              (12)

Costs relating
to stock
subscription
agreement                      (67,625)                                 (67,625)


Net loss                                   (524,845)                   (524,845)
              ________     ___________  ____________    ____________  ___________

Balance,
Dec. 31,
1996           $3,812       $3,731,424  $(3,183,790)    $(660,000)     $(99,254)

See accompanying notes to consolidated financial statements.



                             ATLANTA TECHNOLOGY GROUP, INC.
                          Consolidated Statement of  Cash Flows
                          Years Ended December 31, 1996 and 1995


                                                         1996           1995


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $(524,845)     $(686,876)

Adjustments to reconcile net loss to net cash used by operating activities:

     Depreciation and amortization                        93,135        367,307

     Minority interest shares of loss                                   (66,667)

     Provision for losses on accounts receivable          20,000

Changes in operating assets and liabilities

     Decrease in accounts receivable-trade, net            1,229         48,273

    (Decrease) Increase in account payable -trade, net    (3,922)        28,237

    Increase in other assets                              40,519         19,579

    Increase in accrued interest                          84,476

    Increase in other liabilities                        143,656         61,907
                                                         _______        _______

Net cash used by operating activities                   (145,752)      (228,240)


CASH FLOWS FROM INVESTING ACTIVITIES:

    (Increase) Decrease in marketable securities        (102,173)         3,095

Additions to equipment, fixtures and computers            (4,046)       (39,818)

Additions to software development costs                 (241,098)      (197,259)
                                                        _________      _________


Net cash provided by (used in) investing activities     (347,317)      (233,982)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Repayment of) Proceeds from the issuance of
notes payable, net                                       (18,080)       604,800

Proceeds from the issuance of common stock               340,000         15,000

Costs associated with terminated common stock offering   130,025       (107,025)

Costs associated with issuance of common stock           (67,625)          -

Decrease in borrowing from affiliates                    (60,133)       (32,480)

Decrease in loans to officers                                -           12,000

Other equity changes                                         -            1,120

Increase in equity from sale of subsidiary
to affiliate                                             279,278           -
                                                        _________      ________


Net cash provided by financing activities                603,465        493,415
                                                        _________      ________


Net increase in cash                                     110,396         31,193


Cash at beginning of period                               53,187         21,994
                                                         ________       _______

Cash at end of period                                   $163,583        $53,187
                                                        ________        _______

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Taxes paid during period                                    0               0

Interest paid during period                              $45,686        $24,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
See Notes 1, 2 and 10 of Notes to Consolidated Financial Statements

See accompanying notes to financial statements

                             ATLANTA TECHNOLOGY GROUP, INC.
                      Notes to Consolidated Financial Statements
                               For the Two Years Ended
                              December 31, 1996 and 1995


1. Organization and Intercorporate Relationships


(A)  The Company

        Atlanta Technology Group, Inc. ("the Company") was incorporated under the laws of the State of Delaware in October 1993. The financial statements include the accounts of the Company and its subsidiaries, Time Value Corporation ("TVC"), Net City, Inc., and Silver Ridge Software Inc. ("SRS") (Note 1B).

(B)  Mergers and Acquisitions

        In May 1994, the Company acquired all the issued and outstanding shares of SRS, in exchange for 500,000 shares of the Company's common stock. SRS was incorporated in Georgia in August 1993 by Axis Capital, A.G. and Einzelhaft Partners, A.G. ("Einzelhaft"), affiliates of the Company (Note 1C).

        In December 1996, the Company sold its ownership of SRS to Einzelhaft for $20,000. At the time of the sale, SRS had a negative net worth of approximately $252,000. The net loss of SRS through the date of the sale ($93,770, or $.03 per share) has been included in the consolidated statement of operations of the Company for the year ended December 31, 1996. However, no gain or loss on the sale of SRS has been included in the results of operations. The Company reduced its debt to Einzelhaft by the amount of the purchase price. In 1995, a minority interest existed in a subsidiary of SRS.

(C)  Affiliated Companies And Related Parties

Hale R. Spiegelberg is Chairman of the Board and Chief Executive Officer of the Company. He has the right to name the beneficiaries of the trust that owns Einzelhaft, but is not the beneficiary of the trust. He is not an officer, director, shareholder or trustee of Einzelhaft, nor a director of the trust.
Mr. Spiegelberg is a former director of Capital Placement Corporation, which owns 11,597 shares (.3%) of the common stock of the Company. Mr. Spiegelberg is also a former officer and director of both Total Software, Inc. ("TSI") and Acquisition Advisors, Inc. ("AAI"), affiliates of the Company with whom the Company has had numerous business transactions.

Gregory Richter is the former President of the Company and SRS. He resigned on March 15, 1996. Mr. Richter has the right to name the beneficiaries of the trust that owns Axis Capital A.G., but is not the beneficiary of the trust.

During 1996, the Company borrowed approximately $664,000 and repaid approximately $178,000 to Einzelhaft, AAI and TSI. In 1995, the Company borrowed $14,000 and repaid $46,000 to these affiliates. At December 31, 1995, substantially all of the assets of SRS, approximating $171,000 were subject to a security interest in favor of TSI. At December 31, 1996, the Company owed Einzelhaft approximately $108,000. At December 31, 1995, the Company owed
TSI and AAI approximately $168,000.

(C) Affiliated Companies and Related Parties

The significant shareholders of the Company at December 31, 1996 are as follows:

Shareholder                Number of shares owned         Percent of issued and
                                                           outstanding shares
Total Software Inc.               644,948                      16.9

Acquisition Advisors Inc.         568,832                      14.9

Euro Pacific Securities
Service GmbH & Co. KG             512,000                      13.4

Einzelhaft Partners, A.G.         350,000                       9.2

Axis Capital A.G.                 250,000                       6.6

Gregory Richter                    96,500                       2.5
                                  ________                     ____

        Total                   2,422,780                      63.5


In July 1996, the Company entered into a Distributorship Agreement with Einzelhaft, as amended August 31, 1996, whereby the Company appointed
Einzelhaft as an exclusive distributor of certain medical software products of the Company for Mexico, Spain, Puerto Rico and Australia in exchange for a distribution fee of $238,000. The initial term of the agreement is for one year. The distribution fee included 119 units of the Company's Documentplus medical software, but excluded the optical scanners which must be purchased from a non-related party. Since the Company has no significant obligations remaining subsequent to delivery of the product, the entire distribution fee has been recognized as income in 1996. The effect of this transaction was to increase earnings by approximately $238,000 or $.07 per share.

During 1996, the Company entered into a consulting agreement with CPG, Inc., an Atlanta based engineering consulting firm. CPG, Inc. is owned by the family of Mr. James Cassidy, President, Chief Financial Officer and director of the Company. Mr. Cassidy is not an officer, shareholder or director of CPG, Inc. During 1996, the Company paid or accrued $8,000 to CPG, Inc. and $2,000 to Mr. Cassidy. At December 31, 1996, the Company owed $2,000 to CPG, Inc.

(D) Operations and Industry Concentration

During 1996, the operations of the Company were conducted primarily through TVC. TVC's products include a computer generated system for healthcare practitioners using a microcomputer, printer, optical mark scanner, and scannable forms to generate individualized correspondence, reports to patients, doctors, and insurance companies and to maintain a record of diagnosis and recommended treatment. TVC currently sells this product to chiropractors, neck and back pain clinics, and spinal clinics throughout the United States. SRS is a computer consulting and software engineering firm that provides customized software solutions and contract engineering services in a wide variety of industries. During 1996, the operations of SRS were significantly reduced. (Note 1B).

TVC currently purchases all its optical mark scanners from one supplier and its scannable forms from two suppliers. Although there is a limited number of suppliers of these products, management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause a delay in shipments, and a possible loss of sales which would adversely effect operations.


2.  Summary of Significant Accounting Policies

Accrual accounting
The Company uses the accrual method of accounting for financial accounting reporting purposes.

Marketable Securities
The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, securities held principally for the purpose of selling them in the near future are classified as "trading securities" and are reported at fair market value as of the balance sheet date. All realized and unrealized gains and losses during the period are included in the consolidated statement of operations. Securities classified as "available for sale securities" are reported at fair market value as of the balance sheet date with unrealized gains and losses excluded from the consolidated statement of operations and reported as a separate component of shareholders' equity.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist primarily of optical scannnable forms.

Depreciation of Equipment, Fixtures, and Computers
Equipment, fixtures and computers are recorded at cost and depreciation is provided using the straight-line method by charges to operations over the estimated useful lives of the various classes of depreciable assets ranging from three to five years.


Capitalized Software Development Costs
Capitalized software development costs are amortized on a product-by-product basis by charges to operations beginning when a product becomes available for sale. Amortization is computed either 1) on a straight-line method over the remaining economic useful life of the product (estimated to be five years) or,
2) using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, whichever is greater.

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

Income Taxes
The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("SFAS109") which requires an asset and liability approach to financial accounting and reporting for income taxes. Under SFAS 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (loss) per share
Earnings or loss per share are computed by dividing the net income or loss by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the computation if the effect of their inclusion would be anti-dilutive.

Fair Value of Financial Instruments
In 1996, the Company adopted Statement of Financial Accounting Standards
No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The carrying amounts reported in the consolidated balance sheets at December 31, 1996 and 1995 for cash, accounts receivable, notes payable, accounts payable and accrued expenses payable approximate fair value due to the short-term nature of these instruments.

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

Change in Presentation
Certain amounts in the prior year statements have been reclassified to conform with the 1996 presentation.

3.  Going Concern Disclosure

The Company has incurred losses each year since its inception and has a negative net worth and negative working capital at December 31, 1996. Since the Company has no long-term financing in place, it must rely on its own financial resources and those of its affiliates and/or its stockholders to provide the necessary funds to sustain operations until the Company begins to market its products on a profitable basis. Management has developed a plan to achieve profitability and projects that the Company will break-even in 1997. Management's plan includes
1) diversification of existing product lines, 2) enhancement of existing product lines, 3) expansion of the geographical area in which it operates and 4) raising capital through securities offerings. Management believes that its profitability plan will provide sufficient funds to meet the Company's cash requirements during the next twelve months.

4.  Marketable Securities

Marketable securities consist of 68,115 shares of Halis, Inc. common stock. These shares were acquired from Einzelhaft on December 31, 1996, at the fair market value on that date. These shares are classified as "trading securities" under SFAS No. 115 (Note 8).

5. Capitalized Software Development Costs

Capitalized software development costs represent expenses incurred in producing and enhancing product masters subsequent to establishing the "technological feasibility" of the products, as that term is defined in the Statement of Financial Accounting Standards No. 86. Capitalization of costs ceases when a product is available for general release to customers. The Company produces a complete working model of the product to establish technological feasibility. The Company is currently distributing one product module to customers. Amortization included in cost of sales during 1996 and 1995 amounted to $67,824 and $256,898 respectively.

6.  Deferred Offering Costs

At December 31, 1995, the Company had deferred costs in the amount of $107,025 associated with filing a registration statement on Form SB-2 with the Securities
and Exchange Commission.    Since the registration statement has been withdrawn,
these costs have been charged against operations in 1996. Also included in deferred offering costs at December 31, 1995 were $23,000 of expenses relating to the private placements of debt instruments. These costs were charged to operations ratably over the life of the debt instruments with which they were associated. Accordingly, charges to operations amounted to $23,000 in 1996 and $24,000 in 1995 (Note 7).

7.  Notes Payable

As of December 31, 1996 and 1995, notes payable is comprised of the following:
                                                              December 31
                                                             1996      1995
10% notes issued as part of
private placement in August 1995                          $150,000    $160,000

15% notes issued as part of private placement
in September 1995                                          350,020     400,000

10% demand note payable to an employee                      15,000      15,000

8.5% note payable to Supermail International Inc.
due May 22, 1995  (Note 12)                                 30,000      30,000

6% installment note payable                                 19,700        -

10% note due March 19, 1996                                 36,000      36,000

Non-interest bearing note payable due May 9, 1996           24,000         -
Other                                                                    1,800
                                                          ________    ________
         Total                                            $624,720    $642,800
         Less Non-current portion                                       50,000
                                                          ________    ________
                Notes payable current                     $624,720    $592,800

During 1995, the Company borrowed $560,000 in two separate private placement offerings. The first offering, ending in August 1995, included $160,000 in notes payable bearing interest at 10% per annum and due 18 months from the date of issuance. One of these notes in the amount of $50,000 is due in February 1997, and, accordingly, is classified as a non-current liability at December 31, 1995. In connection with this transaction, the Company issued to the noteholders, warrants to purchase 38,000 shares of common stock at $5.00 per share for a total consideration of $320. In January 1996, the Company exchanged a warrant to purchase 10,000 shares of common stock at $5 per share with a warrant to purchase 16,666 shares of common stock for $100. In December 1996, notes in the principal amount of $10,000 were repaid with accrued interest from the date of issuance. The balance of the notes remain outstanding beyond their original maturity dates.

The second private placement, ending in September 1995, included $400,000 in notes payable bearing interest at 12% per annum (increased to 15% in 1996) and due six months from the date of issuance. Noteholders were also issued a warrant to purchase a Convertible Adjustable Secured Bond ("CAS Bonds") in the amount of $50,000 for a total consideration of $800. In January 1996, the Company exchanged each warrant to purchase CAS Bonds in the face amount of $50,000 for a warrant to purchase 16,666 shares of common stock for $100. In October 1996, principal payments aggregating $88,870 were made to the noteholders. The balance of the notes remain outstanding beyond their original maturity dates (Note 13). Costs associated with these private placements amounting to $47,000 were capitalized and amortized over the initial term of the notes as interest expense. (Note 6).

8.  Notes Payable to Affiliates

On April 17, 1996, pursuant to a letter agreement, TVC borrowed 250,000 shares of Halis, Inc. from Einzelhaft for a term of eighteen months ending on October 17, 1997. TVC agreed as follows:

1.  To repay Einzelhaft the value of the shares on April 17, 1996; or
2.  To return the 250,000 shares to Einzelhaft on October 17, 1997; or
3. To repay Einzelhaft the proceeds from the sale of the shares and return any unsold shares at October 17, 1997.

Since TVC had no market risk, the sale of 181,885 shares during 1996, for a total of $311,464, was recorded as a loan from Einzelhaft. On December 31, 1996, the Company purchased the remaining 68,115 shares from Einzelhaft at the fair market value on that date of $102,173 (Note 4).

9.  Income Taxes

At December 31, 1996 and 1995, the Company has approximately $2,997,000 and $2,371,000 respectively, of net operating loss carryforwards for income tax purposes which are available for offset against future taxable income, subject to certain limitations. Such losses expire in the years 2006 through 2011. At December 31, 1996 and 1995, deferred tax assets of approximately $212,000 and $255,000 exist principally with respect to these net operating losses. Based on an assessment of all available evidence as of December 31,1996, management has concluded that these deferred tax assets should be reduced by valuation allowances equal to the amounts of the deferred tax assets. No tax benefits are recognized in the financial statements presented since the realization of future taxable income cannot be assured.

10.  Common Stock

The Company is authorized to issue up to 10,000,000 shares of common stock, par value $.001. At December 31, 1996 and December 31, 1995, 3,812,275 shares and 2,800,275 shares were issued and outstanding. Each share is fully paid and non-assessable and entitled to one vote. Stockholders do not have cumulative voting rights for the election of directors, nor do they have any preemptive rights to receive additional shares, should any be issued.

In 1995, the Company issued 5,000 shares of its common stock in exchange for marketing services in connection with the Company's product lines. These shares were recorded at fair market value on the date of issuance by a charge against income.

In July 1996, the Company signed a Subscription Agreement, as amended November 19, 1996, with Euro Pacific Securities Service GmbH & Co KG ("EPS") whereby EPS agreed to purchase up to 1,000,000 units of stock from the Company at a price of $1.00 per unit. Each unit consists of one share of common stock of the Company and one warrant to purchase one additional share of common stock at $2.00 per share. The warrants expire on December 31, 1999. During 1996, $360,000 was received from EPS (Note 13).

The Company also entered into a Consulting Agreement with EPS and as compensation for services rendered by EPS in connection with the Subscription Agreement, issued 12,000 shares of its common stock to EPS. The fair market value of these shares and other costs associated with the Subscription Agreement aggregating $61,325, have been charged against paid-in capital in the consolidated balance sheet.

Under a stock option agreement with an employee, there are 86,000 options outstanding at December 31, 1996 and 1995, all of which are exercisable. The options are exercisable at a price of $5.00 per share and expire on May 10,1999.


The Company has common stock warrants outstanding as follows:
                                                  No. Of  Warrants
                                                   Outstanding at
                                                     December 31

                                                  1996        1995

Warrants exercisable at $5.00 per share          22,000      22,000

Warrants exercisable at $2.00 per share         340,000         -

Warrants exercisable at under $1.00 per share
(Note 13)                                       149,996     149,996
                                                _______     _______

          Total                                 511,996     171,996


The warrants issued to noteholders in 1995 with an exercise price of less than $1.00 per share were recorded by a credit to Paid-in Capital in the amount of $134,000, the approximate fair market value of the Warrants at date of issue, with a corresponding charge to Other Non-current Assets. This amount was amortized to interest expense in the consolidated statement of operations over the initial term of the loans received from holders of the warrants. Amortization for 1996 and 1995 amounts to approximately $67,000 for each year.

11.  Commitments And Contingencies

The Company had two operating leases in effect during 1996. One expired in May 1996 and the other expires in December 1999. Rental expense under these leases amounted to $49,670 and $93,638 for 1996 and 1995 respectively. Future minimum rental commitments required under non-cancelable operating leases having a term of more than one year at December 31, 1996 were as follows: $46,330 in 1997; $46,330 in 1998; and $46,330 in 1999.

The Company has three distributorship agreements in effect under which the Company has agreed to pay specified amounts or percentages of sales to distributors in exchange for their marketing services. All amounts paid or owed under these agreements are included in cost of sales in the consolidated statement of operations.


12.  Legal Matters

In June 1995, the Company and Fiberoptic Atlanta Inc. entered into a Settlement Agreement whereby all lawsuits were dismissed and the parties agreed to share ongoing costs pending the sale of certain assets of Fiberoptic Atlanta Inc. The Company's share of any estimated future costs have been accrued at December 31, 1996 and 1995. No additional costs were incurred during either year.

In December 1995, the Company settled an action entitled Gregory S. Roe vs. Hale Spiegelberg and Atlanta Technology Group, Inc. The Company agreed to pay Mr. Roe a total of $2,000 in ten consecutive monthly installments. The final installment was paid in 1996.

The Company is a defendant in an action entitled Furukawa vs. Atlanta Technology Group, Inc. which is pending in Superior Court of Fulton County, Georgia. The matter relates to a transaction between the Company and its acquisition of Millennium Global Inc. ("MGI") in 1994. The plaintiff made a loan to MGI in the amount of $50,000 and alleges that the Company assumed responsibility to repay this loan when the Company acquired MGI.

The matter has been tried before a panel of arbitrators in Fulton County, Georgia and the arbitrators found in favor of the plaintiff in an amount in excess of $90,000 which included principal, interest and attorneys' fees. The matter has been appealed and a jury trial requested. Management believes that the plaintiff's claims are without merit and intends to defend the action vigorously. In accordance with the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", a provision for losses in the amount of $90,000 has been charged against income in the consolidated financial statements.

In an action entitled Malen vs. Acquisition Advisors, Inc. in the Fulton County State Court, the plaintiff obtained a garnishment on March 25, 1997 against AAI
in the amount of $80,000.   At this time, however, management cannot determine
with any accuracy the status of the Company's liability, if any, associated with this matter. Management believes that the plaintiff's claims are without merit and intends to defend the action vigorously.

The Company is a defendant in an action entitled Andrew Jackson Eckles, d/b/a The Atlanta Technology Group vs. the Company. This matter related to trade name dispute involving the Company' use of Atlanta Technology Group. The Company's use of the trade name was upheld in the Superior Court of Fulton County, Georgia. On appeal, the Georgia Supreme Court reversed the lower court's decision and the case will be reopened in Superior Court. No monetary damages have been requested by the parties involved. Management believes that the plaintiff's claims are without merit and intends to defend the action vigorously.

On February 10, 1997, Supermail International Inc., a noteholder of the Company (Note 7), obtained a default judgment against the Company in the amount of $37,814, representing the principal amount of the loan of $30,000 plus interest and attorneys' fees. The Company's bank has been served with a notice of garnishment and funds in the amount of approximately $14,600 have been offset in favor of this judgment. Post judgment interest of 12% per annum accrues on the unpaid portion of the judgment.


13.  Subsequent Events

In 1997, the Company received an additional $260,000 as payment on the stock subscriptions from EPS. These funds were used, to repay certain notes payable.

In 1997, the Company repaid $249,100 in principal to certain noteholders and exchanged the balance of their notes for 213,244 shares of common stock. The Company also exchanged 158,329 warrants for 525,000 shares of common stock. The noteholders forgave $74,998 of interest accrued on these notes.

In 1997, the Company sold 50,000 shares of Halis Inc. common stock for a total of approximately $98,000 and recorded a gain of approximately $23,000
(Notes 4 and 8).