Form 10QSB
period 1997-03-31
ATLANTA TECHNOLOGY GROUP INC
filed 1997-05-15
CIK 915250

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington 25, D.C. 20549

                         FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

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

As of March 31, 1997 the Registrant had 4,591,083 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]



                              ATLANTA TECHNOLOGY GROUP, INC.

                          PART I.     FINANCIAL INFORMATION

                            Item 1.   FINANCIAL STATEMENTS

                                CONSOLIDATED BALANCE SHEET
                                           ASSETS
                                         (Unaudited)


                                               As of
                                            March 31, 1997
CURRENT ASSETS

Cash                                      $  136,218

Accounts receivable-trade                    182,800

Inventory                                     45,209

Marketable securities                         30,579

Other current assets                          13,453
                                             _______

TOTAL CURRENT ASSETS                         408,259



EQUIPMENT AND FIXTURES

Equipment and fixtures, net                  104,766

OTHER ASSETS

Software development costs, net              659,368

Other non current assets                      17,220
                                            ________

TOTAL ASSETS                              $1,189,613

See notes to financial statements




                             ATLANTA TECHNOLOGY GROUP, INC.

                               CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                      (Unaudited)


                                                As of
                                            March 31, 1997
CURRENT LIABILITIES
Notes payable                             $  237,425

Notes payable to shareholders
and affiliates                                56,087

Accounts payable - trade                     230,825

Accrued liabilities                          237,281

Other current liabilities                     28,388
                                            ________

TOTAL CURRENT LIABILITIES                    790,006


SHAREHOLDERS' EQUITY

Common stock                                   4,591

Additional paid-in capital                 3,875,100

Retained earnings (deficit)               (3,080,084)

Stock subscription receivable               (400,000)

Total Shareholders' Equity                   399,607
                                           _________

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $1,189,613

See notes to financial statements.

                        ATLANTA TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                          Three-Months
                                         Ended March 31,

                                        1997           1996

Revenues                              $ 413,127      $410,476

Cost of sales                           148,772       162,134
                                        _______       _______

Gross profit                            264,355       248,342

Operating expenses                      160,649       345,104
                                        _______       _______

Income (Loss) from operations           103,706       (96,762)


Net earnings (loss)                   $ 103,706      $(96,762)




Weighted average number of
common shares outstanding             4,002,650      2,949,581

Earnings (loss) per share                  $.03          $(.03)

See notes to financial statements


                             ATLANTA TECHNOLOGY GROUP, INC.

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)


                                                    Three Months
                                                   Ended March 31,
                                                1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                            $ 103,706     $ (96,762)

Adjustments to reconcile net loss
to net cash provided (used)
perating activities:
    Depeciation and amortization                 22,954       93,157

Change in operating assets and liabilities:
    Increase in accounts receivable             (37,548)     (34,534)
    Increase in other current assets             (6,434)        (319)
    Increase in current liabilities             (78,589)     110,434
                                                _______      _______
Net cash provided by operating activities         4,089       71,976

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in marketable securities            71,594
    Additions to equipment and fixtures          (1,089)
    Additions to capitalized software
    development costs                           (51,433)    (113,199)    Increase (decrease) in other noncurrent
    Increase (decrease) in other
    noncurrent assets                           (15,686)          12
                                                 _______         ___
Net cash used by investing activities             3,386     (116,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments received on stock subscriptions    260,000          -
    Costs associated with proposed
     common stock offering                         -         (32,826)
    (Payments on) proceeds from
     notes payable                             (389,295)      73,400
    Payments on notes to affiliates             (52,000)     (17,068)
    Issuance of stock upon conversion of
     debt and for purchase of stock warrants    144,455          -
                                                _______        ______
Net cash provided by financing activities       (74,840)       23,506

NET (DECREASE) INCREASE IN CASH                 (27,365)      (21,017)
CASH AT BEGINNING OF PERIOD                     163,583        53,187
CASH AT END OF PERIOD                          $136,218       $32,170

See notes to financial statements


                             ATLANTA TECHNIOLOGY GROUP, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FOR THE THREE MONTHS ENDED
                                    MARCH 31, 1997
                                     (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnoets required by generally accepted accounting principles for complete finanical statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Consolidated Statement of Operations for the Three Months Ended March 31, 1997 is not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

2.  Organization and Intercorporate Relationships

   (A)  The Company

   Atlanta Technology Group, Inc. (the "Company")was incorporated under the laws of the State of Delaware in October 1993. The Company is the parent company of two Georgia corporations, Time Value Corporation and Net City Inc.

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

Liquidity and Capital Resources

Working capital increased from $(835,534) at December 31, 1996 to $(381,747) at March 31, 1997. This increase was the result of the Company realizing profits on operations for the quarter as well as receiving payments on stock subscriptions receivable.

In the first quarter of 1997, the Company received an additional $260,000 as payment for stock subscriptions from Euro Pacific Securities Services GmbH Co. Kg.

In January 1997, the Company repaid $249,100 in principal to certain noteholders and exchangeed the balance of their notes for 213,244 shares of common stock. The Company also exchanged 158,329 warrants for 525,000 shares of common stock. The noteholders forgave approximately $80,000 of interest accrued on these notes.

During the first quarter of 1997, the Company sold 50,000 shares of common stock of Halis, Inc. and realized a gain of approximately $23,000.

ATG plans to derive its income from the sale of Time Value Corporation's existing products, including products released or to be released in 1997. from the sale of scannable forms and technical support fees. Until ATG's revenues are sufficient to fund its subsidiaries' operations, ATG will need additional outside sources of capital to finance its subsidiaries operations and research and development activities. ATG anticipates that the proceeds from the private placements will be sufficient to finance its subsidiaries' activities until revenues are sufficient to fund such activities.

Results of Operations

Revenues for the first quarter ended March 31, 1997 were $413,127, an increase of $2,651 from revenues of $410,476 for the first quarter ended March 31, 1996. Revenues for the first quarter 1997 reflect sales of Time Value Corporation's products only while revenues for 1996 included $70,981 generated by Silver Ridge Software Inc. Time Value Corporation's revenues for the first quarter 1997 were $413,127, an increase of $70,981 over revenues of $342,146 for the first quarter of 1996. The increase for 1997 was the result of increased sales of forms used with the Company's Documentplus software system. At the end of the first quarter 1996, TVC had installed 280 systems in clinics primarily in the eastern region of the US. At the end of the first quarter 1997, TVC had installed over 490 systems in clinics in the US, Canada and Australia.

Gross profits for the first quarter ended March 31, 1997 increased to $264,355 from $248,342 for the same period of 1996. The primary reason for the increase was the elimination of the expenses incurred by Silver Ridge Software Inc. in the first quarter of 1996. TVC also lowered its cost of goods sold in the first quarter of 1997 to 36% from 39.5% in the first quarter of 1996. The reason for this was the increase of recurring form sales which carry a lower cost of goods than system sales.

Operating expenses for the quarter ended March 31, 997 were $160,649, a decrease of $184,455 from the $345,104 for the period ended March 31, 996. Operating expenses for 1997 decreased due to reductions in interest expense, rent, labor, legal and accounting fees. Also included is again of $23,000 on the sale of a security and forgiveness of accrued interest of approximately $80,000.

Net earnings for the quarter ended March 31, 1997 were $103,706. This represents an increase of $200,468 over the loss of $97,762 for the quarter ended March 31, 1996. The reasons for this include increasing profits from recurring forms and support revenue, the elimination of expenses incurred by Silver Ridge Software Inc., the elimination of interest owed on notes payable, the forgiveness of all accrued interest on these notes and the gain on the sale of the security.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Item 5.  OTHER INFORMATION

        Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Not applicable.

        (b) The Company did not file any Reports on Form 8-K during the period ended March 31, 1997.

ATLANTA TECHNOLOGY GROUP, INC.



Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.




                                       ATLANTA TECHNOLOGY GROUP, INC.





                                       /s/ James E. Cassidy
                                       ____________________
                                         James E. Cassidy
                                          President
                                          Chief Financial Officer


Date:  May 15, 1997