Form 10QSB
period 1997-06-30
ATLANTA TECHNOLOGY GROUP INC
filed 1997-08-14
CIK 915250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington 25, D.C. 20549

                                    FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

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


                                5535 STATE BRIDGE ROAD
                                 ALPHARETTA, GA 30022
                 (Address of principal executive offices, zip code)


                                    (770) 814-2442
                              (Issuer's telephone number)


                                    400 EMBASSY ROW
                                      SUITE 570
                                   ATLANTA, GA 30328
                  (Former address of principal executive offices, zip code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]  No []

As of June 30, 1997 the Registrant had 4,591,083 shares of Common Stock outstanding.

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

                                                              As of
                                                          June 30, 1997
CURRENT ASSETS

Cash                                                      $    75,088

Accounts receivable-trade                                     202,188

Inventory                                                      40,593

Other current assets                                           27,482
                                                              _______

TOTAL CURRENT ASSETS                                          345,351



EQUIPMENT AND FIXTURES

Equipment and fixtures, net                                    94,902

OTHER ASSETS

Software development costs, net                               701,318


Other assets                                                    2,534
                                                              _______

TOTAL ASSETS                                               $1,144,105

See notes to financial statements


                            ATLANTA TECHNOLOGY GROUP, INC.

                             CONSOLIDATED BALANCE SHEET
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                   As of
                                                               June 30, 1997
CURRENT LIABILITIES

Notes payable                                              $  152,675

Notes payable to shareholders and affiliates                   48,087

Accounts payable - trade                                      143,826

Other current liabilities                                     245,423
                                                              _______

TOTAL CURRENT LIABILITIES                                     590,011


SHAREHOLDERS' EQUITY

Common stock                                                    4,591

Additional paid-in capital                                  3,875,096

Retained earnings (deficit)                                (3,025,593)

Stock subscription receivable                                (300,000)
                                                             __________
Total Shareholders' Equity                                    554,094
                                                             __________


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                       $1,144,105

See notes to financial statements.



                            ATLANTA TECHNOLOGY GROUP, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                        Six Month Period
                                                       Ended June 30, 1997

                                                   1997                1996
                                                   ____                ____


Revenues                                        $  716,992       $  711,844

Cost of sales                                      243,440          319,801
                                                   _______          _______

Gross profit                                       473,552          392,043

Operating expenses                                 315,355          554,823
                                                   _______          _______

Income (loss) before income taxes                  158,197         (162,780)

Provision for taxes                                   -                -
                                                  __________      __________

Net income (loss)                               $  158,197        $(162,780)


Weighted average number of
common shares outstanding                        4,298,492        2,949,537

Earnings (loss) per share                          $ .04            $(.06)

See notes to financial statements


                            ATLANTA TECHNOLOGY GROUP, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)


                                                      Three-Month Period
                                                      Ended June 30,

                                                   1997             1996
                                                   ____             ____


Revenues                                          $303,865         $301,368

Cost of Sales                                       94,668          157,667
                                                   _______         ________

Gross profit                                       209,197          143,701


Operating expenses                                 154,706          209,720
                                                   _______          _______

Income (loss) before income taxes                   54,491          (66,019)

Provision for taxes                                   -                -
                                                  ________         _________

Net income (loss)                                $  54,491         $(66,019)


Weighted average number of
common shares outstanding                        4,591,083        2,949,487


Earnings (loss) per share                           $ .01           $(.02)

See notes to financial statements.




                            ATLANTA TECHNOLOGY GROUP, INC.

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)


                                                      Six-Month Period
                                                      Ended June 30,

                                                        1997         1996
                                                        ____         ____

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                    $  158,197     $(162,780)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation and amortization                          46,729        54,898

Changes in operating assets and liabilities:
  Increase in accounts receivable                       (56,936)      (10,122)
  Decrease (increase) in other current assets            86,326       (14,455)
  (Decrease) increase in current liabilities           (185,834)      139,094
                                                        ________       _______
Net cash provided by operating activities                48,482         6,635
                                                         ______         _____

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Additions) to equipment and fixtures          1,956       (10,220)
  Additions to capitalized software
  development costs                                    (110,339)     (165,774)
  (Increase) decrease in other non-current assets        (1,000)       89,916
                                                       _________      _______
Net cash used by investing activities                  (109,383)      (86,078)
                                                       _________      ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Costs associated with proposed common stock offering     -          (63,406)
  Conversion of notes payable and issuance of common
  stock for warrants                                    144,451           -
  Proceeds from the issuance of notes payable, net         -          122,800
  (Repayments to) borrowings from affiliates            (60,000)       42,572
  Decrease in notes payable                            (472,045)      (50,000)
  Proceeds from payment of stock subscriptions          360,000          -
                                                        _______       _______
Net cash (used in) provided by financing activities     (27,594)       51,966
                                                        ________       ______


NET DECREASE IN CASH                                    (88,495)      (27,477)
                                                        ________      ________

CASH AT BEGINNING OF PERIOD                             163,583        53,187
                                                        _______        ______

CASH AT END OF PERIOD                                   $75,088       $25,710
                                                        _______       _______

See notes to financial statements.


                            ATLANTA TECHNOLOGY GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE SIX MONTHS ENDED
                                   JUNE 30, 1997
                                    (Unaudited)

1.      Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Consolidated Statement of Operations for the Six Months Ended June 30, 1997 is not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

2.      Organization and Intercorporate Relationships:

       (A)  The Company
       Atlanta Technology Group, Inc. ("the Company") was incorporated under the laws of the State of Delaware in October 1993. The Company is the parent company of two Georgia corporations Time Value Corporation and Net City Inc.


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

Liquidity and Capital Resources

Working capital increased from $(835,354) at December 31,1996 to $(244,660) during the six months ended June 30, 1997. This increase was the result of the Company realizing profits on operations, payment of stock subscriptions receivable, gain on the sale of securities and reduction of reserves set aside for professional fees during the six month period ended June 30, 1997.

During the six month period ended June 30, 1997, the Company received an additional $360,000 as payment for stock subscriptions from Euro Pacific Securities Services GmbH Co. Kg.

During the first two quarters of 1997,the Company sold 68,115 shares of common stock of Halis Inc. for a total of approximately $127,000.

ATG plans to derive its income from the sale of its subsidiaries' existing products, including products released or to be released in 1996, and from the sale of scannable forms. Until ATG's revenues are sufficient to fund its subsidiaries' operations, ATG will need additional outside sources of capital to finance its subsidiaries' operations and research and development activities. ATG anticipates that the proceeds from private placements and the payment of remaining stock subscriptions receivable will be sufficient to finance its subsidiaries' activities until revenues are sufficient to fund such activities.

Results of Operations- Three Months Ended June 30, 1997

Revenues for the second quarter ended June 30,1997 were $303,865, an increase of $2,497 from revenues of $301,368 for the second quarter ended June 30,1996. The Company was also able to cut operating expenses from $209,720 during the second quarter ended June 30,1997 to $154,706, a savings of $55,014 or 26%. Lowered operating costs were accounted for primarily by savings in interest expense.

Gross profits for the second quarter ended June 30, 1997 increased to $209,197 from $143,701 for the same period of 1996. The primary reason this occurred was the Company's ability to lower its cost of sales during the period. Cost of sales during the second quarter ended June 30, 1997 decreased by $62,999 primarily because increased sales of the customized forms have allowed the Company to purchase these forms in greater quantities which results in a lower cost of sales.

Net earnings for the quarter ended June 30, 1997 were $54,491. This represents an increase of $120,510 over the loss of $66,019 for the same period of 1996. The increase was attributable to the reduction in the cost of sales as well as reductions in interest expense and professional fees, a gain on the sale of marketable securities and a reduction of the reserve for professional fees.

At the end of the second quarter of 1996, TVC had installed 323 systems in clinics, primarily in the eastern region of the US. At the end of the second quarter 1997, TVC had installed over 525 systems in clinics throughout the US as well as Canada and Australia.

Results of Operations - Six Months Ended June 30, 1996

Revenues for the six month period ended June 30,1997 were $716,992, an increase of $5,148 over revenues of $711,844 for the six month period ended June 30, 1996. During this time, the Company was also able to cut operating expenses from $554,823 during the six months ended June 30,1996 to $315,355, a savings of $239,468 for the six months ended June 30,1997. Lowered operating costs were accounted for primarily by savings in interest expense and professional fees.

Cost of sales during the six month period ended June 30, 1997 decreased by $76,361 primarily because increased sales of the customized forms have allowed the Company to purchase these forms in greater quantities which results in a lower cost of sales.

Gross profits for the six months ended June 30, 1997 increased to $473,552 from $392,043 for the same period of 1996. The primary reason for this increase was the decrease in cost of sales, interest expense, and professional fees.

The Company earned a net profit for the six months ended June 30, 1997 of $158,197. This compares to a loss of $162,780 for the six months ended June 30, 1996. This increase was due to the increased level of business achieved by TVC and the lowering of expenses during the six month period.

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

Item 5.    OTHER INFORMATION

           Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Not applicable

           (b) The Company did not file any Reports on Form 8-K during the period ended June 30, 1997.

                         ATLANTA TECHNOLOGY GROUP, INC.

                                 Signatures


In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATLANTA TECHNOLOGY GROUP INC.


                                       By:   /s/James E. Cassidy
                                             ___________________
                                               James E. Cassidy
                                              Chief Financial Officer


                                       Date:   August 7, 1997