Form 10QSB
period 1997-09-30
ATLANTA TECHNOLOGY GROUP INC
filed 1997-11-13
CIK 915250

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington 25, D.C. 20549

                                FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File No. 0-23062



                         ATLANTA TECHNOLOGY GROUP INC.
               (Exact name of issuer as specified in its charter)



           Delaware                                        58-2077053
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)



                                5535 STATE BRIDGE ROAD
                                 ALPHARETTA, GA 30024
                   (Address of principal executive offices, zip code)


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

As of September 30, 1997 the Registrant had 5,591,083 shares of Common Stock outstanding.

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


                                                                 As of
                                                          September 30,1997
CURRENT ASSETS

Cash                                                         $    32,660

Accounts receivable-trade                                        242,066

Inventory                                                         43,509

Other current assets                                              24,713
                                                                  ______

TOTAL CURRENT ASSETS                                             342,948



EQUIPMENT AND FIXTURES

Equipment and fixtures, net                                       90,131

OTHER ASSETS

Software development costs, net                                  730,154

Other assets                                                       2,534
                                                                 _______

TOTAL ASSETS                                                  $1,165,767

                                See notes to financial statements


                             ATLANTA TECHNOLOGY GROUP,INC.

                              CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                 As of
                                                          September 30,1997
CURRENT LIABILITIES

Notes payable                                                 $  126,638

Notes payable to shareholders and affiliates                      33,087

Accounts payable - trade                                         156,976

Other current liabilities                                        179,488
                                                                 _______


TOTAL CURRENT LIABILITIES                                        496,189

Notes payable - noncurrent                                        36,000


SHAREHOLDERS' EQUITY

Common stock                                                       5,591

Additional paid-in capital                                     5,024,100

Retained earnings (deficit)                                   (3,021,113)

Stock subscription receivable                                 (1,375,000)
                                                              ___________

Total Shareholders' Equity                                       633,578



TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                          $1,165,767

See notes to financial statements.

                            ATLANTA TECHNOLOGY GROUP, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)

                                                              Nine-Months
                                                            Ended Sept. 30,
                                                          1997        1996

Revenues                                             $  985,295    $1,183,498

Cost of sales                                           340,886       500,631

Gross profit                                            644,409       682,867

Operating expenses                                      481,731       780,514
                                                        _______       _______

Loss from operations                                    162,678       (97,647)

Provision for taxes                                        -             -
                                                       _________    _________
Net loss                                            $   162,678      $(97,647)


Weighted average number of
common shares outstanding                             4,479,680     3,078,663

Earnings (loss) per share                               $.04         $(.03)

See notes to financial statements


                            ATLANTA TECHNOLOGY GROUP, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)


                                                             Three Months
                                                            Ended Sept. 30
                                                          1997          1996

Revenues                                            $   268,303      $471,654

Cost of Sales                                            97,446       180,830
                                                        _______       _______

Gross profit                                            170,857       290,824


Operating expenses                                      166,376       225,690
                                                        _______       _______

Profit  from operations                                   4,481        65,134

Provision for taxes                                        -              -
                                                         ______       _______

                                                     $    4,481      $ 65,134
Net Profit

Weighted average number of
common shares outstanding                             4,830,213     3,626,362


Earnings (loss) per share                                 $.00       $  .02

See notes to financial statements.

                            ATLANTA TECHNOLOGY GROUP, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)


                                                              Nine Months
                                                            Ended Sept. 30,

                                                          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                     $ 162,677     $(97,647)

Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
        Depreciation and amortization                    71,954      106,159

Changes in operating assets and liabilities:
       Increase in accounts receivable                  (96,814)     (37,756)
       Increase in inventory                             (2,802)     (31,187)
       Decrease (increase)in other current assets        88,981        1,043
      (Decrease) increase in accounts payable           (60,929)      35,065
      (Decrease) increase in other current liabilities (177,690)     123,612
                                                       _________     _______
Net cash (used)provided by operating activities         (14,623)      99,289

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to equipment and fixtures              (1,542)     (13,249)
        Additions to capitalized software
        development costs                              (156,131)    (228,828)
       (Increase) decrease to other noncurrent assets    (1,000)      60,029
                                                        _______     _________
Net cash used by investing activities                  (158,673)    (182,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Conversions of notes payable and the
          issuance of common stock                      144,455         -
         Proceeds from stock subscriptions receivable   435,000      250,000
        (Decrease)increase in notes payable            (498,082)     194,570
        (Decrease)increase in borrowings from
          affiliates                                    (75,000)      17,146
         Increase (decrease) in long-term borrowing      36,000      (50,000)
         Increase in deferred offering costs               -        (104,517)
                                                        _______     _________
Net cash provided by financing activities                42,373      307,199


NET  (DECREASE) INCREASE IN CASH                       (130,923)     224,440

CASH AT BEGINNING OF PERIOD                             163,583       53,187

CASH AT END OF PERIOD                                  $ 32,660     $277,627

See notes to financial statements.

                            ATLANTA TECHNOLOGY GROUP, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE THREE MONTHS ENDED
                              SEPTEMBER 30, 1997
                                (Unaudited)

1.      Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Consolidated Statement of Operations for the Nine Months Ended September 30, 1997 is not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

2.      Organization and Intercorporate Relationships:

       (A)  The Company

    Atlanta Technology Group, Inc. ("the Company") was incorporated under the laws of the State of Delaware in October 1993. The Company is the parent company of two Georgia corporations Time Value Corporation, and Net City Inc.


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

Liquidity and Capital Resources

Working capital increased from $(835,354) at December 31, 1996 to $(153,241)
at September 30,1997.   This increase was the result of the Company realizing
profits on operations, payment of stock subscritions receivable and reduction of reserves set aside for professional services and a legal action which was settled for a lesser amount during the third quarter. During the third quarter ended September 30, 1997, the Company received payment of $75,000 from EuroPacific Securities GmbH as payment for stock subscriptions receivable.

In May 1997, the Company sold 1,000,000 units to Euro Pacific Securities GmbH in a private placement. The units consisted on one share of common stock and one warant to purchase one share of common stock. The price was $1.25 per unit. The warrants expire on December 31, 2000 and have an exercise price of $2.00 share. At September 30,1997, these shares are being held in escrow pending receipt of payment and the unpaid balance of the note receivable is shown as a deduction from shareholders' equity..

Results of Operations- Three Months Ended September 30, 1997

Revenues for the third quarter ended September 30,1997 were $268,303, a decrease of $203,351 from revenues of $471,654 for the third quarter ended September 30, 1996. The primary reason for this decrease was the decrease in billings for system sales due to the heavy travel schedule of the sales department to attend trade shows and conferences . The Company was also able to cut operating expenses from $225,690 during the third quarter ended September 30,1996 to $166,376, a savings of $59,314 for the third quarter ended September 30,1997. Lowered operating costs were accounted for primarily by savings in interest, labor and rent which were partially offset by increases in advertising and trade show expenses.

Costs of sales during the third quarter ended September 30, 1997 were lowered from 38% to 36% due to a higher percentage of product sales (forms) which carry a lower cost of sales than the sales of systems.

TVC made presentations on Documentplus to doctors at more than 30 meetings
during the third quarter of 1997.   Attendance at these meetings ranged from
10 doctors to over 230 doctors. At the end of the third quarter of 1996, TVC had installed 323 systems in clinics, primarily in the eastern region of the US. At the end of the third quarter 1997, TVC had installed over 575 systems in clinics nationwide.

Gross profits for the third quarter ended September 30, 1997 decreased to $170,857 from $290,824 for the same period of 1996. Despite the decrease in gross profit for this quarter, the Company was able to sustain profitability during this period, due to the decrease in operating expenses attributable primarily to the decrease in interest, rent and labor.

Results of Operations - Nine Months Ended September 30,1997

Revenues for the nine month period ended September 30,1997 were $985,295, a decrease of $198,203 from revenues of $1,183,498 for the nine month period ended September 30, 1996. The reason for the decrease was the decrease in system sales during the third quarter. During this time, the Company was able to cut operating expenses from $780,514 during the nine months ended September 30,1996 to $487,731, a savings of $298,783 for the nine months ended September 30,1997. Lowered operating costs were accounted for primarily by savings in interest, labor, and rent expenses which were partially offset by increases in advertising, and show and demo expenses.

Costs of sales during the nine month period ended September 30, 1997 decreased from 42.3% to 34.5% primarily because the sales which were generated during this period reflect the increase in form sales which carry a lower cost of sales than sales of systems.

Gross profits for the nine months ended September 30,1997 decreased to $644,409 from $682,867 for the same period of 1996. The primary reason for this decrease was the decrease in interest, labor and rent expenses.

Net profit for the nine months ended September 30,1997 was $162,678 an increase of $260,325 from the loss of $97,647 for the nine months ended September 30, 1996. This increase was due to the increased level of business achieved by TVC and the lowering of expenses during the nine month period.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In September 1997, the Company settled a legal action entitled Furukawa vs. Atlanta Technology Group Inc. and consequently reduced a reserve set up at December 31, 1996 to the amount of the settlement.

The Company is not currently a party to any legal proceedings the result of which it believes could have a material adverse effect upon its business, properties or financial condition.

Item 2.    CHANGES IN SECURITIES

In May 1997, the Company entered into a private placement agreement with EuroPacific Securities Services GmbH of Dusseldorf, Germany whereby EuroPacific agreed to purchase 1,000,000 units of Atlanta Technology Group, Inc. in a private placementat a purchase price of $1.25 per unit. The units consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants will expire December 31, 2000 and have an exercise price of $2.00 per share.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to shareholders for a vote.

Item 5.    OTHER INFORMATION

           Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Not applicable

           (b) The Company did not file any Reports on Form 8-K during the period ended September 30, 1997.

                            ATLANTA TECHNOLOGY GROUP, INC.

                                      Signatures


In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ATLANTA TECHNOLOGY GROUP INC.



                                                  By: /s/ James E. Cassidy
                                                    ______________________
                                                    James E. Cassidy
                                                    Chief Financial Officer


Date:  November 10, 1997