Form 10QSB/A
period 1997-03-31
ATLANTA TECHNOLOGY GROUP INC
filed 1997-12-24
CIK 915250

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
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                           No.)


5535 STATE BRIDGE ROAD
ALPHARETTA, GA 30022
 (Address of principal executive offices, zip code)


(770) 671-0600
(Issuer's telephone number)

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

Transitional Small Business Disclosure Format (Check one): Yes [  ] No[X]



ATLANTA TECHNOLOGY GROUP, INC.

PART I.     FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
                                                                                                         As of
                                                                                                   March 31, 1997
                                                          As of
CURRENT LIABILITIES                                      March 3, 1997
Notes payable                                         $  237,425

Notes payable to shareholders and affiliates              56,087

Accounts payable - trade                                 230,825

Accrued liabilities                                      237,281

Other current liabilities                                 28,388
                                                         _______

TOTAL CURRENT LIABILITIES                                790,006


SHAREHOLDERS' EQUITY

Common stock                                               4,591

Additional paid-in capital                             3,957,100

Retained earnings (deficit)                           (3,162,084)

Stock subscription receivable                           (400,000)

Total Shareholders' Equity                               399,607



TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                  $1,189,613

See notes to financial statements.



                        ATLANTA TECHNOLOGY GROUP, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)

                                          Three-Months
                                         Ended March 31,

                                     1997              1996
Revenues                          $ 413,127            $410,476

Cost of sales                       148,772             162,134
                                    _______             _______
Gross profit                        264,355             248,342

Operating expenses                  242,649             345,104
                                    _______            ________

Income (Loss) from operations        21,706             (96,762)


Net earnings (loss)                $ 21,706         $   (96,762)




Weighted average number of
common shares outstanding          4,002,650         2,949,581

Earnings (loss) per share           $.00               $(.03)

See notes to financial statements




ATLANTA TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


                                                     Three Months
                                                      Ended March 31

CASH FLOWS FROM OPERATING ACTIVITIES                                                         1997           1996
Net income (loss)                                $ 21,706         (96,762)

Adjustments to reconcile net loss to net
cash provided (used)by operating activities:
        Depreciation and amortization              22,954          93,157

Changes in operating assets and liabilities:
       Increase in accounts receivable            (37,548)        (34,534)
       Increase in other current assets            (6,434)           (319)
       Increase in current liabilities            (78,589)        110,434
Net cash provided by operating activities           4,089          71,976

CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease in marketable securities          71,594
        Additions to equipment and fixtures        (1,089)
        Additions to capitalized software
        development costs                         (51,433)       (113,199)        Increase (decrease) in other
         noncurrent assets                        (15,686)             12
Net cash used by investing activities               3,386        (116,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments received on stock
            subscriptions                         260,000             -
         Costs associated with proposed
          common stock offering                      -            (32,826)
         (Payments on) proceeds from
          notes payable                          (389,295)         73,400
         Payments on notes to affiliates          (52,000)        (17,068)
         Issuance of stock upon conversion of
         debt and for purchase of stock warrants  226,455           -___
Net cash provided by financing activities          45,150          23,506


NET  (DECREASE) IN CASH                           (27,365)        (21,017)

CASH AT BEGINNING OF PERIOD                       163,583          53,187

CASH AT END OF PERIOD                            $136,218         $32,170

See notes to financial statements.


ATLANTA TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 1997
(Unaudited)



Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations- Three Months Ended March 31, 1997

Revenues for the first quarter ended March 31,1997 were $413,127, an increase
                                                        ________
of $2,651 from revenues of $410,476 for the first quarter ended March 31, 1996.
   ______


Operating expenses for the quarter ended March 31, 1997 were $242,649 a
                                                             ________
decrease of $102,455 over the $345,104 for the period ended March 31,
             _______
1996. Operating expenses for 1997 decreased due to reductions in interest expense, rent, labor, legal and accounting fees. Also included is a gain of $23,000 on the sale of a security.

Net earnings for the quarter ended March 31, 1997 were $21,706. This represents
                                                       _______
an increase of $118,468 from the loss of $96,762 for the quarter ended
               ________
March 31, 1996. The reasons for this include increasing profits from recurring forms and support revenue, the elimination of interest owed on notes payable, and a gain on the sale of a security.








ATLANTA TECHNOLOGY GROUP, INC.

Signatures


In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ATLANTA TECHNOLOGY GROUP INC.



                                      By: _/s/ James E. Cassidy
                                          James E. Cassidy
                                          Chief Financial Officer


Date:  December 15, 1997
