Form 10QSB/A
period 1997-06-30
ATLANTA TECHNOLOGY GROUP INC
filed 1997-12-24
CIK 915250

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


                            ATLANTA TECHNOLOGY GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE SIX MONTHS ENDED
                                   JUNE 30, 1997
                                    (Unaudited)

Results of Operations - Six Months Ended June 30, 1996

Revenues for the six month period ended June 30,1997 were $716,992, an increase
                                                          _______
of $5,148 over revenues of $711,844 for the six month period ended June 30,
   ______
1996. During this time, the Company was also able to cut operating expenses from $554,823 during the six months ended June 30,1996 to $315,355, a savings

                                                          ________

of $239,468 for the six months ended June 30,1997. Lowered operating costs were
    _______
accounted for primarily by savings in interest expense and professional fees.

Cost of sales during the six month period ended June 30, 1997 decreased by $76,361 primarily because increased sales of the customized forms have allowed the Company to purchase these forms in greater quantities which results in a lower cost of sales.

The Company earned a net profit for the six months ended June 30, 1997 of $158,197. This compares to a loss of $162,780 for the six months ended
________
June 30, 1996. This increase was due to the increased level of business achieved by TVC and the lowering of expenses during the six month period.