Form 10KSB
period 1997-12-31
ATLANTA TECHNOLOGY GROUP INC
filed 1998-11-20
CIK 915250

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC. 20549

                         Form 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

                                      Commission file number 0-23062

                  ATLANTA TECHNOLOGY GROUP, INC.
            Name of small business issuer in its charter

     Delaware                             58-2077053
(State or other jurisdiction of    (IRS. Employer
incorporation or organization)     Identification No.)

                    5535 State Bridge Road
                     Alpharetta, GA 30022
            (Address of principal executive offices)
                        (Zip code)

                     (770) 814-2442
              (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock
                     (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X___

Revenues for the registrant for the fiscal year ended December 31, 1997 were $1,235,940.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,138,853 as of December 31, 1997.

As of December 31, 1997, the Registrant had 5,601,083 shares of Common Stock, par value $0.001, outstanding.

Total number of pages

Transitional Small Business Disclosure Format(Check one):Yes No X



                      ATLANTA TECHNOLOGY GROUP, INC.
                              Form 10-KSB
             For the Fiscal Year Ended December 31, 1997



                            TABLE OF CONTENTS

                                                  Page
Part I

     Item 1.  Description of Business...................... 3
     Item 2.  Description of Property......................11
     Item 3.  Legal Proceedings............................11
     Item 4.  Submission of Matters to a Vote of
              Security Holders.............................11

Part II

     Item 5.  Market for Common Equity and Related
              Stockholder Matters..........................11
     Item 6.  Management's Discussion and Analysis of
              Financial Condition and Plan of Operation....15
     Item 7.  Financial Statements.........................21
     Item 8.  Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure...................................21

Part III.

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act............21
     Item 10. Executive Compensation.......................22
     Item 11. Security Ownership by Certain
              Beneficial Owners and Management.............23
     Item 12. Certain Relationships and Related
              Transactions.................................24
     Item 13. Exhibits and Reports on Form 8-K.............24

PART 1

Item 1.  Description of Business

General
     Atlanta Technology Group Inc. ("ATG" or the "Company") was incorporated in the State of Delaware on October 12, 1993 under the name of Time Value Corporation as a holding company for high technology companies and changed its name to Atlanta Technology Group, Inc. in February 1994 by filing a
Certificate of Amendment in the State of Delaware.   Atlanta Technology Group,
Inc. is the parent company of one medical technology entity, its primary subsidiary, Time Value Corporation, a Georgia corporation, and Net City, Inc., a Georgia corporation.

     The principal office of the company is located at 5535 State Bridge Road, Alpharetta, Georgia, 30022 and its telephone number is (770) 814-2442. The Company has 12 employees on staff, including 3 in sales, 4 in administration, 3 in programming and 2 in technical support.

Subsidiaries

     Time Value Corporation

     Time Value Corporation ("TVC") was incorporated in June 1991 for the purpose of developing, marketing and supporting a solution to reduce the clinical and administrative costs of producing documentation, correspondence, and record-keeping for the medical community. The solution is a proprietary product of TVC and is known as DocumentPlus.

     The DocumentPlus system was released to the market in September 1994. In 1997, the Company attended 72 seminars and meetings thus increasing the exposure to clinicians. The additional exposure resulted in the sale of an additional 140 systems during 1997. The sales cycle for the DocumentPlus system ranges from one month to eighteen months from initial contact to contract execution. The Company has historically closed a sale ofthe DocumentPlus system with 10% of the clinicians who see the presentation of the DocumentPlus system. In 1998, the Company will attend more than 75 seminars.

     TVC accepts checks, credit cards and approved leases at the time of order. Most of the systems are sold under leasing arrangements which the individual doctor arranges with independent companies.

     Income. The DocumentPlus system is sold directly to end-users in the medical field. Currently, TVC is marketing DocumentPlus to accident/injury clinics, neck and back pain clinics, and rehabilitation clinics in the United States as well as internationally. The total number of clinics using the DocumentPlus system increased from 431 at December 31, 1996 to 571 at December 31, 1997.


     Each system module requires the use of different scan sheets. The scan sheets used with each specialty module are manufactured according to specifications supplied by TVC. TVC purchases these forms from two manufacturers and then resells the forms to users of the specialty modules.
TVC is currently receiving approximately $65,000 per month from the sale of
scan forms to current users.   Revenue from the sale of DocumentPlus syetems
was $858,469 for fiscal 1996 and $583,690 for fiscal 1997. Revenue from the sale of scannable forms increased from $379,926 in fiscal year 1996 to $578,349 in fiscal year 1997.

Revenue from support fees was $63,600 for fiscal 1996 and $73,750 for fiscal
1997.

The increases experienced in each category were the direct result of the additional 140 systems sold during 1997. Each system which is sold will generate recurring revenue for TVC as users purchase the copyrighted scannable forms from TVC and support fees are billed to users on an annual basis.

Future Development. The Company, along with TVC, has adopted a plan to address the issues which caused the report of the Company's independent certified public accountant to contain a going concern qualification. Management believes, based on the results of operations for the first three quarters of 1998, that adherence to the plan will result in reaching breakeven in 1999. Management plans to achieve profitability include (1) diversification of existing product lines, (2) enhancement of existing product lines, (3) expansion of the geographical area in which it operates, and (4) raising capital through private placements. Because the incremental costs of developing a DocumentPlus system for a new medical specialty is relatively small (approximately $75,000), TVC expects to be able to grow quickly by offering different DocumentPlus specialty modules. TVC plans to introduce four new modules, orthopedics, physical therapy, orthodontics and neurology. Eventually, TVC anticipates introducing modules for each area of medical specialty.

     TVC is also marketing its products nationwide through trade publications and seminars. TVC is currently working with two national physician management consulting groups to assist in marketing and promoting. These relationships have provided TVC with large networks of physicians and resulted in sales increases during 1997. TVC has also signed a distributorship agreement to market DocumentPlus in Spain, Mexico, Puerto Rico and Australia. In 1997, TVC signed an additional distribution agreement for marketing and support with an individual in Southern California who represents a practice management software product which is interfaced with DocumentPlus. Management believes that this agreement will increase sales by increasing the number of physicians who will have one on one demonstrations of DocumentPlus. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Product. DocumentPlus is a comprehensive computer based system designed to reduce the time clinicians and their staff spend preparing paperwork, documentation and correspondence in a medical, dental, or chiropractic practice. A complete DocumentPlus system consists of a microcomputer, a printer, an optical mark scanner, one or more of the DocumentPlus software programs, a word processing program, and copyrighted DocumentPlus optical mark scannable forms. If the practitioner already owns an IBM compatible computer and a word processing program (compatible with TVC's proprietary software), a separate computer and word processing program are normally not purchased. At the present time, TVC's software is compatible with several word processing programs. As part of its service, TVC offers its customers hardware products including optical scanners.

     DocumentPlus provides the healthcare practitioner with automatic patient letter generation and recordkeeping capabilities which TVC believes are needed today to promote informed consent and reduce legal exposure. Today's healthcare practitioner is acutely aware of the need for documentation in the area of patient communications and third party insurance reimbursement. The Kennedy-Kassebaum legislation which became effective in 1997, requires medical practitioners to provide exact documentation for Medicare reimbursement or face penalties of up to $10,000 per incident. Insurance companies are also demanding better documentation for payment of medical claims. However, because of the considerable time and cost involved with such documentation, patient communications are primarily oral and create a significant potential for misunderstanding and inadequate retention. Such misunderstandings can create unnecessary malpractice exposure and long delays in receipt of payment for services.

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

     Using DocumentPlus scannable forms for patient and clinician input in conjunction with DocumentPlus software, a microcomputer and an optical mark scanner, DocumentPlus generates individualized correspondence from the healthcare practitioner to the patient, referring and/or consulting physicians, dentists, chiropractors, insurance companies and others. TVC's copyrighted optical mark scannable forms ("OMS forms"), include Patient Health Questionnaires, Clinical Evaluation forms, Clinical Radiographic Findings forms, Clinical Re-evaluation and Treatment forms, Daily SOAP Note forms (SOAP stands for subjective, objective, assessment and plan, and represents the four parts of a written account of the health problem made by a doctor), and Patient Outcome Assessment forms. These forms are filled out by patients and clinicians and input into the DocumentPlus software by an optical mark scanner. The DocumentPlus program uses the data read by the optical scanning device to generate customized letters from the physician, dentist, or chiropractor to patients and other entities explaining objectives and treatment recommendations.

     DocumentPlus begins with OMS forms designed by TVC with assistance from medical, dental or chiropractic practitioners. Each submodule requires a series of OMS forms designed to manage a patient throughout his or her association with the physician, dentist or chiropractor. The OMS forms include a medical history of the patient, which the patient completes during their initial visit, an examination and evaluation OMS form completed by the clinician, a radiographic diagnosis and treatment OMS form completed by the clinician and/or staff member, clinical daily note forms and periodic progress OMS forms completed by the clinician or staff member.

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

     An additional feature developed in 1997 includes an interface with several practice management and billing software programs. This interface enables the clinician to input data via the DocumentPlus forms and have that information directly available in the practice management and billing software. This new function enables the practitioner's office staff to prepare the patient's bill simply by pressing a key after the DocumentPlus forms are scanned.

     All correspondence generated by DocumentPlus can be reviewed and edited in the word processing program prior to being printed in final form.

     The OMS forms used with DocumentPlus are manufactured to specifications provided by TVC. Completed OMS forms are scanned by an optical mark scanner. DocumentPlus has been developed for use with optical mark scanners. These scanners read the data on the OMS form by identifying the darkness of each mark. Light transmitted to the OMS form allows the scanner to read accurately both sides of the sheet in a single pass, and the data read by the optical scanner is then transmitted to a microcomputer. TVC's proprietary software processes the data into the appropriate correspondence and documentation requested by the clinician. The correspondence and documentation are transferred into a word processor for review, editing (if so desired), printing and distribution.

     The following is a partial list of correspondence and documentation automatically prepared from the OMS forms. In many cases multiple narratives of the same document are prepared for distribution to referring or consulting clinicians, the patient, the insurance provider, as well as for in-practice use.

Patient Health Questionnaire - elicits additional information after the preliminary history is taken
Doctor Health Questionnaire - summarizes the information the patient has provided
Patient Initial Letter - summarizes the patient's initial visit and outlines planned treatment
Doctor Initial Letter - to referring clinician summarizing patient's initial visit and planned treatment
Medical summary - to consulting clinician summarizing findings after medical history, clinical exam, and radiographic findings
Informed Consent - indicates informed consent for specific procedures on behalf of patient
Progress Reports - summarizes progress and expected developments during various phases of treatment
Insurance Letter - provides information to the insurance company using proper diagnosis and treatment coding
Patient Complete Letter - includes additional information from lab test reports Doctor Complete Letter - to referring doctor with additional information from lab test reports
Medico-legal Letter - to patient's attorney with information regarding patient's history and treatment procedures
Outcome Assessments - provide standardized measured information regarding patient's progress and rationale for treatment.
Daily Note - Travel Card - provides the doctor with detailed information about procedures completed on previous visits and areas for the doctor to make notes about treatment provided on the current visit.

     TVC introduced the accident/injury module on September 10, 1994 and has sold and installed over 571 systems since the introduction. These sales have been the result of TVC's attending seminars under the direction of several physician management groups as well as medical trade shows during 1997.

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

Warranties and Training

     TVC warrants its products for 90 days. After the expiration of the initial warranty period, TVC will provide continuing technical support and training for its software for an additional annual maintenance fee. The actual amount of the annual maintenance fee depends upon the software purchased by the customer. The optical mark scanners are sold by TVC for use with the DocumentPlus system and are warranted by the manufacturers for a period of 150 days after shipment. A maintenance agreement for the scanners is available directly from the manufacturers.

     Training of the clinician's staff to use DocumentPlus is provided by TVC. TVC will provide users with a video tape and an instruction manual for installation of the DocumentPlus system. Additional training is available if requested by users. If on-site training is requested, the clinician is responsible for all expenses incurred by TVC's personnel.

Competition and Marketing

     Competition. Many firms have developed independent software applications which are designed to solve only a portion of the problems facing medical/dental /chiropractic practices. Accordingly, the medical, dental and chiropractic market is very fragmented in its approach to office management systems. As a result, TVC believes there is a need for a single software system which will combine and/or integrate groups of individual applications and technologies to create a comprehensive approach for managing office paperwork.

     As with any new product, the extent to which the targeted community will perceive a need for TVC's products is uncertain. The computer software industry is highly competitive. TVC competes with other entities having established marketing and distribution networks, greater resources and capabilities, and wider name recognition in the marketplace. TVC's competitors could develop products which are functionally equivalent or superior to TVC's system, in which case TVC's perceived competitive advantage concerning the nature of its products would be lost. At the present time, TVC believes that there is no product currently in the market place which has the capability of its DocumentPlus program.

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

    5) To develop and distribute a video which will be used as a sales and training tool. This new video will take the purchaser through the installation and setup of the DocumentPlus system as well as serve as a sales tool which will demonstrate the ease of integrating the DocumentPlus system into their practices.

     The Company has not undertaken any marketing or feasibility studies to date.

     In order to successfully market its products, TVC will need to penetrate and depend heavily on established medical/dental/ chiropractic distribution networks. TVC intends to develop an initial network of distributors. Primary distribution will be through direct and indirect sales channel, with special large marketing opportunities requiring direct sales representation, and indirect sales to be made by dealers or distributors. Each salesperson and distributor will be required to attend a training program that will include computer technical basics, demonstration techniques, and specific product features, functions and benefits. TVC has negotiated marketing contracts for its system with several unaffiliated medical management companies that conduct seminars for healthcare practitioners on how to operate their offices more efficiently as well as sponsor classes for recertification in the field. The contracts will provide for national exposure of DocumentPlus in catalogs, at seminars and through articles in chiropractic journals and magazines published by these organizations. In addition, TVC has been utilizing national advertising in journals and other professional medical publications.

Net City, Inc.

     Net City, Inc. was incorporated in September 1994 for the purpose of developing an online service. Net City, Inc. is not currently conducting any operations.


ITEM 2.  DESCRIPTION OF PROPERTY

     Time Value Corporation currently is leasing facilities totaling 5500 sq. feet at 5535 State Bridge Road, Alpharetta, Georgia under a lease which expires on May 31, 1999. The Company shares this space with Time Value Corporation, on a rent free basis. The monthly lease payment for these facilities was approximately $3000 per month for 1997. The Company believes that its facilities will meet its needs through the next several years. TVC is leasing these facilities from the wife of the Chairman of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in various civil complaints and lawsuits as defendant involving primarily product liability and breaches of contract. A trade name dispute was subsequently settled by the Company agreeing to a change its name within six months. In management's opinion, based on advice of counsel, the ultimate outcome of these lawsuits will not have a material effect on the Company's consolidated financial statements.

     During 1997 and subsequent to year end, the Company entered into settlement agreements on various lawsuits, judgments or courses of action for breach of contract. The estimated liabilities of these cases total $56,564 which is included in other liabilities in these financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has traded on the over-the- counter market on the National Association of Securities Dealers, Inc.'s Electronic Bulletin Board since May 12, 1994. The following table sets forth the quarterly high and low bid prices of the Company's Common Stock as quoted by the NASD's Electronic Bulletin Board. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                       Common Stock   High      Low
     [S]                             [C]       [C]
     Fiscal Quarter Ended:

     March 31, 1996                  $3.125    $ .375
     June 30, 1996                   $4.00     $ .50
     September 30, 1996              $4.00     $2.25
     December 31, 1996               $3.75      $.75

     March 31, 1997                  $2.375    $1.375
     June 30, 1997                   $2.00     $.875
     September 30, 1997              $1.4375   $.875
     December 31, 1997                $.8125   $.375


     (b) Approximate Number of Shareholders. At December 31, 1997, there were 904 holders of record of the Company's Common Stock. Since certain of the shares of Common Stock are held in street name, it is believed that there are substantial additional beneficial holders of Common Stock.

     (c) Dividends. Holders of Common Stock are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefor. No dividends have been paid with respect to the Company's Common Stock and no cash dividends are anticipated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

     On May 10, 1994, the Company granted an employee/consultant, as payment for outside consulting services, options to purchase 200,000 shares of Common Stock. As of December 31, 1997, there are 86,000 options outstanding, all of which are exercisable. The options are exercisable at $5.00 per share and are due to expire on May 10, 1999.

     The options issued in the transaction described above were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the issuance of the options. The options were issued for investment purposes only and without a view to distribution. The option holder acquired the options for his own account and was fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The holder of the options has signed an agreement providing that the options, as well as the shares issuable upon the exercise of the options, may not be offered, sold or transferred other than pursuant to an effective registration statement under the Act, or pursuant to an applicable exemption from such registration. No underwriters were involved in the sale of the options and no commissions or other forms of remuneration were paid to any person in connection with such sale. The issuance of the options described above was exempt from the registration provisions of the Act by virtue of
Section 4(2) of the Act, as transactions not involving any public offering.

     On July 15, 1994, the Company entered into an agreement with Rubix Marketing, Inc., a Georgia corporation ("Rubix") to market certain on-line computer services. As compensation for its efforts, Rubix is entitled to purchase options for up to 1,000,000 shares of the Company's common stock exercisable at $9.50 per share and expired on July 31, 1997. As of December 31, 1997 there have been no options issued to Rubix for its services.

     The options issued in the transactions described above were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the transaction. The options are to be issued for i nvestment purposes only and without a view to distribution. Rubix was fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. Rubix has signed an agreement attesting to its understanding that the options, as well as the shares issuable upon the exercise of the options, may not be offered, sold or transferred other than pursuant to an effective registration statement under the Act, or pursuant to an applicable exemption from such registration. No underwriters were involved in the transaction described above and no commissions or other forms of remuneration were paid to any person in connection with such transaction. The issuance of the options described above, should they occur, will be exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

     In March 1995, ATG initiated a private offering of units that included one promissory note in the face amount of $50,000,bearing interest at ten percent per annum and due eighteen months from the date of issuance, and one warrant to purchase 10,000 shares of the Common Stock for $5.00 per share.
The amount raised in this offering was $160,320. In August 1995, ATG initiated a private offering of units that ultimately included one promissory note in the face amount of $50,000, bearing interest at twelve percent per annum and due six months from the date of issuance, and one warrant to purchase 16,666 shares of the Common Stock. The amount raised in this offering was $400,800. In 1997, the Company repaid all of the notes issued in the September and purchased 138,239 warrants outstanding in exchange for $225,010 in cash and 789,808 shares of its common stock. (Collectively, the "1995 Offerings").

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

     In July 1996, ATG initiated a private offering of 1,000,000 units which included one share of common stock and one warrant to purchase common stock at an exercise price of $2.00. These units were sold pursuant to Regulation
S. Payment for these securities was made via a secured promissory note in the amount of $1,000,000 which had a balance owing of $660,000 at December 31, 1996. During 1997, additional payments totaling $535,000 were made which reduced the note receivable to $125,000.


     All of the securities sold in connection with the Offerings were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the 1996 Offerings. All investors in the Offerings received information concerning the Company, including audited financial statements. No underwriters were used in connection with the sale of the Company's securities in the 1996 Offerings, although the company paid sales commissions of $30,000 to Brookstreet Securities Corporation for soliciting investors. Sales of the Company's securities pursuant to the Offerings were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act and Regulation D promulgated by the Commission, as transactions by an issuer not involving any public offering.

     In May 1997, ATG initiated a private offering of 1,000,000 units which consisted one share of common stock and one warrant to purchase common stock at an exercise price of $2.00. These units were sold pursuant to Regulation S. Payment for these securities was made via a secured promissory note in the amount of $1,250,000. In September 1997, a default occurred in the payment of the note and the offering was canceled. Subsequent to year end, the Company requested that the shares be returned to the Company for cancellation.

All of the securities sold in connection with the Offerings were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the May 1997 Offerings. All investors in the Offerings received information concerning the Company, including audited financial statements. Sales of the Company's securities pursuant to the Offerings were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act and Regulation D promulgated by the Commission, as transactions by an issuer not involving any public offering.

On August 31, 1998, the Company granted two consultants, as payment for outside consulting services, options to purchase 800,000 shares of Common Stock upon completion of various tasks as stated in the consulting contract. The first options are for 200,000 shares exercisable at $.25 per share. The second options are for 150,000 shares exercisable at $.25 per share. The third options are for 150,000 shares exercisable at $.30 per share. The fourth options are for 100,000 shares exercisable at $.35 per share. The fifth options are for 100,000 shares exercisable at $.40 per share and the sixth options are for 100,000 shares exercisable at $.45 per share. All of the options expire on August 31, 1999. None of the options have been exercised as of the date of this report.

All of the securities underlying the options in connection with the consulting agreements were restricted securities as defined in Rule 144. No general forms of advertising were used in connection with the consultants' options. All investors in the offerings received information concerning the Company, including audited financial statements. Sales of the Company's securities pursuant to the Offerings were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act and Regulation D promulgated by the Commission, as transactions by an issuer not involving any public offering.



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

Plan to Address Going Concern Opinion

The Company's independent auditors have expressed the opinion that the Company's ability to continue as a going concern is jeopardized unless the Company obtains an infusion of capital to sustain the Company until it can market its products on a profitable basis. The basis of this opinion is the fact that the Company has yet to achieve profitability and does not have long-term financing in place. The Company has developed a plan to achieve profitability and allay doubts as to its ability to continue as a going concern. This plan includes
(1) diversification of existing product lines; (2) enhancement of existing product lines; (3) expansion of the geographical area in which it operates;
and (4) raising capital through private placements.

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

Presently, the Company is developing DocumentPlus systems in orthopedics, physical therapy, orthodontics and neurology. The Company estimates that the cost of releasing these additional systems to the market will be approximately $300,000 in total.The Company intends to fund the development and release of these products from the proceeds of private placements. The orthopedics, physical therapy and orthodontics specialty systems will be scheduled for release within 12 months after receipt of funding. The neurology specialty system would be scheduled for release in 1999.

Based on information obtained by the Company in 1995, there are approximately 20,000 orthopedists and 64,000 physical therapists licensed to practice in the United States. The Company believes that this expansion could add as many as 8,500 users to its current base in six years in these two specialties alone. This figure is based upon a market penetration of ten percent of licensed practitioners in those specialties over that period of time. The Company intends to market the new specialties by demonstrating the DocumentPlus systems at seminars and trade shows for each medical specialty during the year. The Company will also advertise in trade publications for each specialty.

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

Enhancement of Existing Product Lines. During 1996, the Company developed additional DocumentPlus forms used in patient assessment and released these forms to the market in the third quarter of 1996. These copyrighted forms can be marketed to existing DocumentPlus users and will be used in the orthopedics, physical therapy, neurology and anesthesiology DocumentPlus systems. In 1997, the Company released an update to the program which interfaces with existing practice management software programs to trade information about procedures preformed for billing purposes.

Expansion. The Company is now working with three management consultant groups with national exposure instead of one that was located primarily in the Eastern United States. Additionally, the Company is achieving more exposure from advertising in national trade catalogs and directories as well as articles written in national trade publications about its products. These activities have resulted in increased leads and sales over the same time period in 1996. The Company has signed an agreement for distribution of DocumentPlus in Mexico, Spain, Puerto Rico and Australia.

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

The going concern qualification is contained in the 1997 and 1996 audited financial statements. The independent auditors have indicated that the language can be removed as soon as the Company has completed its financing activities; has sufficient capital to fund operations for twelve months, and has achieved sustained profitability.

Fiscal Year 1996

Results from operations. Revenues for 1996 were $1,579,985 as restated, an increase of $20,283 over revenues of $1,559,702 generated in 1995. During 1996, the Company focused its efforts on DocumentPlus product sales rather than the sale of engineering consulting services. TVC ended the year with the sale of 200 DocumentPlus systems. This was an increase of 36 over the sales of 164 systems during 1995. TVC had 431 systems operating by the end of 1996.

Sales and gross profits for the year ended December 31, 1996 increased over the 1995 levels principally as a result of the increased sales by Time Value Corporation's DocumentPlus software product and affiliated form sales and support revenues.

Operating expenses for the year ended December 31, 1996 decreased by $6,979 as restated over the year ended December 31, 1995. While advertising and interest expenses increased during the year, significant decreases were realized in show and demo expenses, legal fees and rent. Interest expenses increased due to interest on the notes payable issued in the 1995 offering. These notes were issued in September 1995. Interest expense during 1995 was $51,865 and $178,990, as restated, for 1996. Interest was accrued for the full twelve months in 1996 as opposed to three months of 1995.

Cost of sales for the year ended December 31, 1996 decreased to 32.8% from 36.6% for 1995. Cost of sales decreased due to the lower cost of sales for forms and software support.

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

In July 1996, ATG initiated a private offering of 1,000,000 units which included one share of common stock and one warrant to purchase common stock at an exercise price of $2.00. These units were sold pursuant to Regulation S. Payment for these securities was made via a secured promissory note in the amount of $1,000,000 which had a balance owing of $660,000 at December 31, 1996. During 1997, additional payments totaling $535,00 were made and the note was reduced to $125,000.

In July 1996, the Company's subsidiary Time Value Corporation entered into a Distributorship Agreement with Einzelhaft as amended August 31, 1996, whereby Time Value Corporation appointed Einzelhaft as an exclusive distributor of certain medicalsoftware products for Mexico, Spain, Puerto Rico and Australia in exchange for a distribution fee of $238,000. The initial term of the agreement is for one year. The distribution fee included 119 units of the DocumentPlus medical software, but excluded the optical mark scanners which must be purchased from a non-related party.

In December 1996, the Company sold its ownership of Silver Ridge Software Inc. ("SRS")to Einzelhaft Partners AG for $20,000. At the time of the sale, SRS had a negative net worth of approximately $252,000. The net loss of SRS through the date of the sale ($93,770, or $.03 per share) has been included in the consolidated statement of operations of the Company for the year ended December 31, 1996. However, no gain or loss on the sale of SRS has been included in the results of operations. The Company reduced its debt to Einzelhaft by the amount of the purchase price.

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

Revision of 1996 financial statements

The Company has decided not to capitalize and amortize certain costs related to the development of its software products. Instead, the Company will charge these costs to operations as incurred. The 1996 financial statements have been revised to reflect this change. The effect of this change was to increase the 1996 net loss by $173,000 or $.05 per share and to reduce retained earnings at January 1, 1996 by $451,617.

During 1996, amounts totaling $56,000 originally charged as a reduction of debt to an affiliate, should have been charged to selling, general and administrative expenses. Additionally an adjustment was made to properly record unearned revenue from support agreements on systems sold. The Company's revised financial statements reflect these changes, which increased the net loss for the year ended December 31, 1996 by $76,800, or $.02 per share and reduced retained earnings by $16,000.

Fiscal Year 1997

Results from operations. Revenues for 1997 were $1,235,940, a decrease of $344,045 from revenues of $1,579,985, as restated, generated in 1996.

Although revenues decreased approximately 22% from 1996 levels, operating expenses for the year ended December 31, 1997 decreased by 28% or $462,485 from
the year ended December 31, 1996 as restated.   While advertising and
maintenance expenses increased during the year, significant decreases were realized in software development expenses, interest, and professional and legal fees.

Cost of sales for the year ended December 31, 1997 decreased to 29.9% from 32.8% for 1996. Cost of sales decreased due to the lower cost of sales for forms and software support.

Liquidity and Capital Resources

The Company has financed operations through sales, stockholder loans and the issuance of Common Stock.

In July 1996, ATG initiated a private offering of 1,000,000 units which included one share of common stock and one warrant to purchase common stock at an exercise price of $2.00. These units were sold pursuant to Regulation S. Payment for these securities was made via a secured promissory note in the amount of $1,000,000 which had a balance owing of $660,000 at December 31, 1996. During 1997, additional payments totaling $535,00 were made and the note was reduced to $125,000.

In May 1997, ATG initiated a private offering of 1,000,000 units which included one share of common stock and one warrant to purchase common stock at an exercise price of $2.00. These units were sold pursuant to Regulation S. Payment for these securities was made via a secured promissory note in the amount of $1,250,000. In September 1997, a default occurred in the payment of the note and the offering was canceled. Subsequent to year end, the Company requested that the shares be returned to the Company for cancellation.

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

Year 2000 Compliance

The Company uses a number of computer software programs and operating systems with computer processing chips in its internal operations, including applications used in the Company's financial business systems and administrative functions. To the extent that the programs and operating systems contain source code or computer chips that are unable to interpret appropriately the upcoming calendar year 2000, some level of modification or possible replacement may be necessary. The Company has upgraded its financial system and its database programs to versions that the manufacturers have stated are 2000 compliant.
The Company does not believe that any changes or upgrades which may become necessary will have any material effect upon the operations of the Company.

TVC's DocumentPlus system software has been Year 2000 compliant since 1996. All customers of TVC have been upgraded to versions which are year 2000 compliant. TVC has been notifying its customers whose systems may not be year 2000 compliant that they may experience problems within their businesses. The customers who have responded have stated their intentions to become compliant during 1999.

Inflation

ATG does not believe that inflation had a significant impact on its results of operations in the past two years.

Seasonality

Management does not believe that the Company's business is seasonal.

Item 7.  Financial Statements

The following financial statements are attached hereto commencing on Page 27.

Independent Auditors' Report (December 31, 1997 and 1996).

Consolidated Balance Sheets at December 31, 1997 and 1996.

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, and 1996

Consolidated Statement of Cash Flows for the years ended December 31, 1997 and 1996.

Notes to Consolidated Financial Statements for the years ended December 31, 1997 and 1996.


Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

The Company changed its auditing firm in August 1998. There were no disagreements with either its original auditing firm or the newly hired firm. A form 8-K was filed to report the changes in the auditing firms. The change was approved by the Board of Directors.


PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

     The present members of the Company's Board of Directors are as follows:

   Name                  Age       Term      Position

Hale R. Spiegelberg      46        1 yr.     Chairman, CEO,
                                             Secretary, and
                                             Director
James Cassidy            65        1 yr.     President, CFO
                                             and
                                             Director


     Mr. Hale R. Spiegelberg has been Chairman of the Board and a director of ATG since its inception, and has been actively involved in the development and marketing of medical information technology using optical mark scanning, and other high technology industries for the past seven years. Currently, he is a full-time employee of ATG, and is committed to managing ATG on a full-time basis. Since 1994, he has served as a director of Avionics One, Inc., a company organized to design and develop an aircraft navigational system. In 1994, he served as a director of Fiberoptic Atlanta, Inc. He is a former director and former President of Total Software Inc., a computer software system and hardware set-up company. Since 1989, he has been a director of Patient Communication Systems Inc., a company that developed software for the dental profession using an optical mark scanning system. Patient Communication Systems is currently inactive. He has previously served as a director of Acquisition Advisors,Inc., a company formed to provide consulting services on mergers and acquisitions. During the same period he has served as an officer or director of several financial companies, including Norris Hirschberg (1991) and Masters Financial Group, Inc. (1991).

     Mr. James Cassidy has been a director of ATG since December 1995 and President and CFO since March 15, 1996. He is President of Ye Olde Cookie Company. Mr. Cassidy has been associated with Ye Olde Cookie Company since 1987. He has been a consultant to Durham Temporary Services since 1990. All three of these companies are located in Atlanta, Georgia. From 1988 until 1990, Mr. Cassidy served as Chairman of Patient Communication Systems, Inc. in Atlanta. From 1960 until his retirement in 1987, Mr.Cassidy held various positions at Sears Roebuck & Co. From 1980 until 1987 he assumed responsibility for facilities planning operations in the Southeast, Southwest, and Puerto Rican regions. In 1978, he was named National Sales Manager. Mr. Cassidy graduated from Mt. St. Mary's College in 1960 with a degree in Business Administration.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during fiscal year ended December 31, 1997, the Company's directors, executive officers and greater than ten-percent shareholders complied with all applicable Section 16(a) filing requirements.

Item 10.  Executive Compensation

Mr. Spiegelberg received no remuneration for his services between 1996 and 1997, and there were no executives of the Company whose aggregate cash and cash equivalent forms of remuneration was in excess of $100,000 between 1996 and 1997.

No officer or director of ATG has ever been granted any stock options or awards under a Long Term Incentive Plan. ATG does not have a defined benefit, pension, profit sharing or other retirement plan.

In October 1997, ATG established an Employee Stock Option Plan whereby qualified employees can purchase stock of the Company As of December 31, 1997, there have been no purchases under the Plan.

Compensation of Directors.

Standard Arrangements. The Company does not pay its directors for attending meetings of the Board of Directors. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements. During the year ended December 31, 1997 and except as disclosed above, no director of the Company received any form of compensation from the Company.

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

Item 11.  Security Ownership by Certain Beneficial Owners and
Management.

     The following table sets forth as of December 31, 1997, information concerning beneficial ownership of the common stock of the Company by (i) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially more than 5% of such common stock, (ii) each officer and director of the Company, and (iii) all directors and executive officers as a group.

                         Number of Shares of
Name and Address of      Common Stock             Percentage of
Beneficial Owner         Beneficially Owned       Common Stock

Acquisition Advisors           268,832 (2)            4.8%
P.O. Box 1062
Grand Cayman
Cayman Islands

Total Software Inc.            644,948 (2)           11.5%
P.O. Box 1062
Grand Cayman
Cayman Islands

Einzelhaft Partners, A.G.      650,361 (1)           11.6%
P.O. Box 1062
Grand Cayman, Cayman Islands

Anacapa Venture Partners       112,611 (4)           2.0%
10600 N. Deanza Blvd.
Cuoertino, CA

Larry Wells                    223,677 (4)           4.0%
12791 Ione Court
Saratoga, CA

Axis Capital, A.G.             250,000 (3)           4.5%
PO Box 1062
Grand Cayman, Cayman Islands

Greg Richter                    96,500 (3)           1.7%
860 Cold Harbor
Roswell, GA

All Executive Officers and     1,564,141 (1)        27.9%
Directors as a Group


(1) Hale R. Spiegelberg is Chairman and Chief Executive Officer of ATG. He has the right to name the beneficiaries of the trust that owns Einzelhaft Partners A.G. but is not the beneficiary of the trust. Mr. Spiegelberg is not an officer, director, shareholder or trustee of Einzelhaft Partners A.G. nor a director of the trust. Mr. Spiegelberg is a former director of Capital Placement Corporation which owns 11,597 shares (.3%) of Common Stock.
(2) Total Software Inc. and Acquisition Advisors, Inc. are both owned by Einzelhaft Partners A.G. Mr. Spiegelberg is a former officer and director of Total Software Inc. and Acquisition Advisors Inc.
(3) Greg Richter was the former President of the Company and Silver Ridge Software Inc. He resigned on March 15, 1996. Mr. Richter has the right to name the beneficiaries of the trust that owns Axis Capital A.G. but is not the beneficiary of the trust.
(4) Larry Wells is the managing partner of Anacapa Venture Partners.

Item 12.  Certain Relationships and Related  Party Transactions

During 1996, the Company borrowed approximately $664,000 and repaid approximately $122,000 to Einzelhaft, AAI and TSI. At December 31, 1996, the Company owed Einzelhaft approximately $164,000, as restated. At December 31, 1996, the Company owed nothing to TSI or AAI. During 1997, the Company repaid $50,000 to Einzehaft.

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


 13.  Exhibits and  Reports on Form 8-K.
     (a) Exhibits:
Exhibit
 3.1 Certificate of Incorporation of Time Value Corporation, a Delaware corporation*
 3.2 Certificate of Amendment of Certificate of Incorporation, a Delaware corporation to Change Name to Atlanta Technology Group, Inc. *
 3.3 ByLaws of Time Value Corporation, a Delaware corporation*
10.1 Authorship and Booth Rental Agreement between Markson Management Services, Inc. and Time Value Corporation, a Georgia corporation*
10.2 Authorship and Booth Rental Agreement between Activator Methods, Inc. and Time Value Corporation, a Georgia corporation*
11   Statement re: Computation of Per Share Earnings*
22   Subsidiaries of Registrant*
24   Consent of Metcalfe, Rice, Fricke and Davis, auditors
________________________________
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-00256) filed January 12, 1996

(b)  Reports on Form 8-K
 .
     The Company did not file any reports on Form 8-K during 1997. As stated in Item 8, a Form 8-KSB was filed in August 1998 for a change in the auditing firm.

                      ATLANTA TECHNOLOGY GROUP, INC.



                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                               Date



[S]                                     [C]

/s/ Hale R. Spiegelberg                 11/18/98
Hale R. Spiegelberg
Chairman of the Board,
Chief Executive Officer
Secretary, Director






/s/ James E. Cassidy                   11/18/98
James Cassidy
President, Chief Financial Officer,
Director

              FINANCIAL STATEMENTS AND REPORT OF
            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         ATLANTA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                        ATLANTA, GEORGIA

                         DECEMBER 31, 1997





         Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Atlanta Technology Group, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Atlanta Technology Group, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Atlanta Technology Group, Inc. and Subsidiaries as of December 31, 1996, before restatement, were audited by other auditors whose report dated April 7, 1997, included an explanatory paragraph describing conditions which raised substantial doubt about the entity's ability to continue as a going concern.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note D to the financial statements, the Company has incurred losses from operations during each year since inception and is involved in certain legal matters at December 31, 1997 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In our opinion, except for the matter covered in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     We also audited the adjustments in notes A13 and A14 that were applied to restate the 1996 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.



October 12, 1998
Atlanta, Georgia

             Atlanta Technology Group, Inc. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
                              December 31,

                                                       1997             1996
                                                                   As restated

ASSETS
CURRENT ASSETS
    Cash                                           $ 67,134            $163,583
    Marketable securities (notes A11, E and G)         -                102,173
    Accounts receivable - trade, less
     allowance for doubtfulreceivables of
     $36,000 and $32,000 at December 31,
     1997 and 1996, respectively                    164,149             145,252
    Inventory (note A4)                              87,028              40,707
    Other current assets                              3,987              11,521
                                                   ________             _______
        Total current assets                        322,298             463,236

EQUIPMENT, FIXTURES AND COMPUTERS

   Equipment, fixtures and computers,
   less accumulated depreciation of
   $164,855 and $129,023 at December 31,
   1997 and 1996, respectively                       88,304             109,675

OTHER ASSETS                                            728               1,534
                                                     _______            _______
     Total Assets                                  $411,330            $574,445

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term obligations    $141,095            $624,720
    Notes payable to affiliates (note G)            114,087             164,087
    Accounts payable - trade                        252,021             217,905
    Accrued salaries and payroll taxes payable       34,208              39,613
    Accrued interest payable                         47,876             111,985
    Other current liabilities (note H)              143,016             205,580
    Deferred revenue (note A7)                       40,700              36,800
                                                     ______             _______
        Total current liabilities                   773,003           1,400,690


LONG-TERM OBLIGATIONS, less current maturities
(note F)                                            122,335                -
COMMITMENTS AND CONTINGENCIES (notes C, D, K and
L)
  Stockholders' equity (notes A10, B, F and J)
        Common stock                                  5,601               3,812
        Additional paid-in capital                5,106,719           3,731,424
        Retained earnings (deficit)              (4,221,328)         (3,901,481)
        Stock subscriptions receivable           (1,375,000)           (660,000)
                                                 __________            _________
          Total Stockholers' Equity                (484,008)           (826,245)
                                                ___________            _________
 Total Liabilities and Stockholders' Equity        $411,330            $574,445

               Atlanta Technology Group, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                                     1997               1996
                                                                     As restated
Revenues                                        $1,235,940           $1,579,985

Cost of sales                                      370,480              519,075
                                                __________           __________
Gross profit                                       865,460            1,060,910

Operating expenses
    Selling, general and administrative            953,001            1,369,389
    Depreciation and amortization                   36,638               46,352
    Research and development costs                 204,715              241,098
                                                 _________          ___________
        Total operating expenses                 1,194,354            1,656,839

Loss from operations                              (328,894)            (595,929)

Other income (expense)
    Gain on sale of securities                      29,910                  -
    Interest expense (note F)                      (20,863)            (178,990)
                                                   ________            _________
       Total other imcome                            9,047             (178,990)

         Net loss before income taxes             (319,847)            (774,919)

Provision for income taxes (notes A8 and I)            -                  -
                                                 __________           __________
    Net loss                                     $(319,847)           $(774,919)

    Basic loss per common share (note A9)           $(0.07)              $(0.24)

    Basic weighted average common shares
       outstanding                                4,403,881           3,279,935

    Diluted loss per common share (note A9)          $(0.05)             $(0.20)

    Diluted weighted average common shares
        outstanding                               6,772,155           3,877,931

             Atlanta Technology Group, Inc.and Subsidiaries
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended December 31, 1997 and 1996

                                                  Additional                    Stock
                                      Common      Paid in       Retained          Subscriptions
                                      Stock       Capital       Earnings          Receivable      Total
Balance at January 1, 1996, as
originally reported                     $2,800        $2,520,783   $(2,658,945)   $   -           $(135,362)
Restatement due to change in
    accounting policy for software
    development costs and recognition
    of revenue on support agreements      -               -           (467,617)       -            (467,617)

Balance at January 1,1996,as restated    2,800        2,520,783     (3,126,562)       -            (602,979)
Proceeds from the sale of a
    subsidiary to an affiliate in
    excess of net worth                   -             279,278         -             -             279,278
Issuance of stock subscriptions for
    1,000,000 shares                     1,000          999,000         -        (1,000,000)           -
Proceeds from payment of stock
    subscriptions                          -               -            -           340,000         340,000
Issuance of stock as commission for
    Subscription Agreement                  12              (12)        -              -                -
Costs relating to Stock Subscription
    Agreement                              -            (67,625)        -              -            (67,625)
Net loss                                   -               -          (774,919)        -           (774,919)
                                        _______        _________     ___________   _________      __________
Balance at January 1, 1997               3,812         3,731,424    (3,901,481)    (660,000)    (826,245)

Proceeds from payment of stock
    subscriptions receivable                -              -             -          535,000      535,000
Shares issued upon conversion of debt      789           226,295         -             -         227,084
Costs relating to Stock Subscription
    Agreement                               -           (100,000)        -             -        (100,000)
Issuance of stock subscriptions for
    1,000,000 shares                     1,000         1,249,000         -       (1,250,000)         -
Net loss                                    -              -         (319,847)         -        (319,847)
                                         ______        _________    __________   ___________    __________
Balance at December 31, 1997             $5,601       $5,106,719  $(4,221,328)   $(1,375,000)  $(484,008)

             Atlanta Technology Group, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    December 31,
                                                                      1997            1996
                                                                                   As restated
Increase (Decrease) in Cash
Cash flows from operating activities
    Net loss                                                       $(319,847)          $(774,919)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
       Depreciation and amortization                                  35,832              25,311
       Provision for losses on accounts receivable                     4,000              20,000
       Changes in operating assets and liabilities:
           Increase (decrease) in marketable securities              102,173             (102,173)
           (Increase) decrease in accounts receivable-trade, net     (22,897)               1,229
           Increase (decrease) in account payable-trade, net          34,116               (3,922)
           (Decrease) increase in other assets                       (37,981)              40,519
           Increase in accrued interest                               18,521               84,482
           (Decrease) increase in other liabilities                  (64,069)             164,450
                                                                    _________            ________
                                                                      69,695              229,896
                                                                    _________            ________
            Net cash used in operating activities                   (250,152)            (545,023)

Cash flows from investing activity
    Additions to equipment, fixtures and computers                   (14,461)              (4,046)

Cash flows from financing activities (note M)
    New notes payable                                                138,436                   -
    Repayment of notes payable                                      (355,272)             (18,080)
    Proceeds from the issuance of common stock                       535,000              340,000
    Costs associated with terminated common stock offering              -                 130,025
    Costs associated with issuance of common stock                  (100,000)             (67,625)
    Payments on loans from affiliates - net                          (50,000)              (4,133)
    Increase in equity from sale of subsidiary to affiliate             -                 279,278
                                                                    _________            _________
        Net cash provided by financing activities                    168,164              659,465

Net (decrease) increase in cash                                      (96,449)             110,396

Cash at beginning of year                                            163,583               53,187
                                                                     _______              _______
Cash at end of year                                                  $67,134             $163,583

Cash paid during the year for:
    Interest                                                         $20,863              $45,686

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Principles of Consolidation

Atlanta Technology Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware in October 1993. The financial statements include the accounts of the Company and its subsidiaries, Time Value Corporation ("TVC"), a Georgia Corporation, and Net City, Inc., a Georgia Corporation.

     During 1997 and 1996, the operations of the Company were conducted primarily through TVC. TVC's products include a computer generated system for healthcare practitioners using a microcomputer, printer, optical mark scanner, and scannable forms to generate individualized correspondence, reports to patients, doctors, and insurance companies and to maintain a record of diagnosis and recommended treatment. TVC currently sells this product to accident injury clinics, wellness centers and spinal clinics throughout the United States.

2. Mergers and Acquisitions

In May 1994, the Company acquired all the issued and outstanding shares of Silver Ridge Software, Inc. (SRS) in exchange for 500,000 shares of the Company's common stock. SRS was incorporated in Georgia in August 1993 by Axis Capital, A.G. and Einzelhaft Partners, A.G. ("Einzelhaft"), affiliates of the Company (note B).

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

3.  Marketable Securities

The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, securities held principally for the purpose of selling them in the near future are classified as "trading securities" and are reported at fair market value as of the balance sheet date. All realized and unrealized gains and losses during the period are included in the consolidated statement of operations. Securities classified as "available for sale securities" are reported at fair market value as of the balance sheet date with unrealized gains and losses excluded from the consolidated statement of operations and reported as a separate component of stockholders' equity.

4.     Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist primarily of optical scannable forms and scanners.

5.   Depreciation

Equipment, fixtures and computers are recorded at cost and depreciation is provided using the straight-line method by charges to operations over the estimated useful lives of the various classes of depreciable assets ranging from three to five years.

6.   Research and Development Costs

Research and development costs are charged to operations as incurred.

7.   Revenue Recognition

Revenues from the sale of computer hardware and software products are recognized upon delivery to customers (provided that collection of the receivable is deemed probable) since the Company has no significant remaining obligation subsequent to delivery. Revenues from annual customer maintenance fees are recognized ratably over the period of the maintenance contracts.

8.   Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires an asset and liability approach to financial accounting and reporting for income taxes. Under SFAS 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

9.   Earnings (Loss) Per Share

The Company has presented earnings per share in the accompanying statement of operations based on the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS 128). SFAS 128 has replaced the presentation of "primary" and "fully-diluted" earnings per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings per common share.

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

10.  Stock Options

In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair market value of the underlying stock at the date of the grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement for Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) of net income or loss as if a fair value based method of accounting for stock options had been applied instead, if such amounts differ greatly from the historical amounts.

11.  Fair Value of Financial Instruments

In 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The carrying amounts reported in the consolidated balance sheets at December 31, 1997 and 1996 for cash, accounts receivable, notes payable, accounts payable and accrued expenses payable approximate fair value due to the short-term nature of these instruments.

12.  Use of Estimates

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

13.   Revision of 1996 Financial Statements

During the 1997 audit, it was discovered that certain payments made during 1996, totaling $56,000, originally charged as a reduction of debt to an affiliate, should have been charged to selling, general and administrative expenses in the consolidated statement of operations. Additionally, an adjustment was made to revenue in 1996 and 1995 amounting to $20,800 and $16,000, respectively to properly record unearned revenue from support agreements on systems sold. The Company's revised financial statements reflect these changes, which increased the net loss for the year ended December
31, 1996 by $76,800, or $.02 per share and reduced retained earnings at January 1, 1996 by $16,000. All information presented in the 1997 financial statements relating to 1996 have been adjusted for this change.

Certain amounts in the prior year statements have been reclassified to conform with the 1997 presentation.


14.  Change in Accounting Principles

The Company has decided not to capitalize and amortize certain costs related to the development of its software products. Instead, the Company will charge these costs to operations as incurred. The 1996 financial statements have been revised to reflect this change. The effect of this change was to increase the 1996 net loss by $173,000 or $.05 per share and to reduce retained earnings at January 1, 1996 by $451,617.



NOTE B - RELATED PARTY TRANSACTIONS

The significant shareholders of the Company at December 31, 1997 are as follows:


                                  Number of       Percent of issued and
Shareholder                      shares owned       outstanding shares


Total Software, Inc.               644,94                   11.5%
Acquisition Advisors, Inc.         268,832                   4.8%
Einzelhaft Partners, A.G.          650,361                  11.6%

 All Executive Officers
and Directors as a Group         1,564,141                  27.90%


Anacapa Venture Partners           112,611                   2.0%
Larry Wells                        223,677                   4.0%
Axis Capital, A.G.                 250,000                   4.5%
Gregory Richter                     96,500                   1.7%

                                 2,246,929                  40.10%


Hale R. Spiegelberg is Chairman of the Board and Chief Executive Officer of the Company. He has the right to name the beneficiaries of the trust that owns Einzelhaft, but is not the beneficiary of the trust. He is not an officer, director, shareholder or trustee of Einzelhaft, nor a director of the trust. Mr. Spiegelberg is a former director of Capital Placement Corporation, which owns 11,597 shares (.3 percent) of the common stock of the Company.
Mr. Spiegelberg is also a former officer and director of both Total Software, Inc. ("TSI") and Acquisition Advisors, Inc. ("AAI"), affiliates of the Company with whom the Company has had numerous business transactions. Gregory Richter is the former President of the Company and SRS. He resigned on March 15, 1996. Mr. Richter has the right to name the beneficiaries of the trust that owns Axis Capital A.G., but is not the beneficiary of the trust.

During 1996, the Company borrowed approximately $664,000 and repaid approximately $500,000 to Einzelhaft, AAI and TSI (see note G). At December 31, 1996 the Company owed Einzelhaft approximately $164,000. In 1997, the Company repaid $50,000 to Einzelhaft.

Beginning in July 1997, the Company began occupying an office facility owned by the wife of Hale R. Spiegelberg for a monthly rental of $3,000 plus certain expenses totaling $37,800 which were paid to various third parties during 1997. These payments have been charged to operations and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

In July 1996, the Company entered into a Distributorship Agreement with Einzelhaft, as amended August 31, 1996, whereby the Company appointed Einzelhaft as an exclusive distributor of certain medical software products of the Company for Mexico, Spain, Puerto Rico and Australia in exchange for a distribution fee of $238,000. The initial term of the agreement is for one year. The distribution fee included 119 units of the Company's DocumentPlus medical software, but excluded the optical scanners, which must be purchased from a non-related party. Since the Company has no significant obligations remaining subsequent to delivery of the product, the entire distribution fee has been recognized as income in 1996. The effect of this transaction was to increase earnings by approximately $238,000 or $.07 per share.

During 1996, the Company entered into a consulting agreement with CPG, Inc., an Atlanta based engineering consulting firm. CPG, Inc. is owned by the family of Mr. James Cassidy, President, Chief Financial Officer and Director of the Company. Mr. Cassidy is not an officer, shareholder or director of CPG, Inc. During 1996, the Company paid or accrued $8,000 to CPG, Inc. and $2,000 to Mr. Cassidy. At December 31, 1996, the Company owed $2,000 to CPG, Inc. During 1997, the Company paid or accrued $24,000 to CPG, Inc. No amount is owed to CPG, Inc. at December 31, 1997.

NOTE C - CONCENTRATIONS

TVC currently purchases all its optical mark scanners from two suppliers and its scannable forms from two suppliers. Although there is a limited number of suppliers of these products, management believes that other suppliers could provide similar products on comparable terms. However, a change in suppliers could cause a delay in shipments, and a possible loss of sales, which would adversely effect operations.

In addition, 100% of TVC's customers are in the medical industry.

NOTE D - GOING CONCERN DISCLOSURE

     The Company has incurred losses each year since its inception and has a negative net worth and negative working capital at December 31, 1997.
Since the Company has no long-term financing in place, it must rely on its own financial resources and those of its affiliates and/or its stockholders to provide the necessary funds to sustain operations until the Company begins to market its products on a profitable basis. Management has developed plans to achieve profitability and projects that the Company will break even in 1998. Management's plans include: a) diversification of existing product lines;
b) enhancement of existing product lines; c) expansion of the geographical area in which it operates through new marketing and product assessment arrangements; and d) raising capital through private placement securities offerings.

     The Company has designed its software product so that the research and development expense of creating new DocumentPlus systems for different medical specialty areas will be minimal. The Company has already completed enhancements to the basic system platform which enables it to complete the development of additional medical specialty systems at a cost substantially lower than developing the original DocumentPlus system. Presently, the Companyis developing simultaneously DocumentPlus systems in orthopedics, physical therapy, orthodontics and neurology, which will diversify the existing product lines.

     The Company intends to raise funds for product development and working capital during 1998 and 1999 through private placements. A portion of the net proceeds will be used to satisfy the Company's existing debt, which carries interest, thereby reducing interest expense in future periods. The Company projects that after the completion of its financing activities, it will be able to fund the development of future specialty systems from the recurring revenue produced from the sale of its DocumentPlus systems, sales of copyrighted scannable forms and annual support fees. Management believes that the proceeds from the financing activities, together with the anticipated cash flow from the operations of its subsidiaries, will be sufficient to support currently anticipated working capital requirements for at least 12 months. Management believes that within 12 months the Company will have sustained a level of profitability that will enable it to conduct operations and continue expansion efforts without the need for outside financing.

NOTE E - MARKETABLE SECURITIES

     At December 31, 1996, marketable securities consist of common stock held as "trading securities" under SFAS No. 115 (note A3). These shares were acquired from Einzelhaft on December 31, 1996, at the fair market value on that date. During 1997, these shares were sold and the Company realized a profit of $29,910, which is included in other income.


NOTE F - LONG-TERM OBLIGATIONS

     As of December 31, 1997 and 1996 long-term obligations is comprised of the following:

                                                      1997             1996


10 percent notes issued as part of private
placement in August 1995                            $75,000          $150,000
15 percent notes issued as part of private
placement in September 1995                            -              350,020
10 percent demand note payable to an employee          -               15,000
12 percent note payable to Supermail
International, Inc., due May 22, 1995                13,914            30,000
6 percent installment note payable                   11,077            19,700
10 percent note due March 19, 1996                    1,000            36,000
Non-interest bearing note payable due May 9, 1996    24,000            24,000
Non-interest bearing note payable to
Kenneth and Mie Furukawa                             39,954               -
Non-interest bearing obligation to
David S. Malen, MD                                   98,482               -
                                                     ______            _______
     Total                                          263,430           624,720

Less current maturities                             141,095           624,720
                                                   ________          ________
Long-term obligations                              $122,335               $-


During 1995, the Company borrowed $560,000 in two separate private placement offerings. The first offering, ending in August 1995, included $160,000 in notes payable bearing interest at 10 percent per annum and due 18 months from the date of issuance. In connection with this transaction, the Company issued to the noteholders, warrants to purchase 38,000 shares of common stock at $5.00 per share for a total consideration of $320. In January 1996,the Company exchanged a warrant to purchase 10,000 shares of common stock at $5 per share with a warrant to purchase 16,666 shares of common stock for $100. In December 1996, notes in the principal amount of $10,000 were repaid with accrued interest from the date of issuance. In 1997, notes in the principal amount of $55,000 were repaid with accrued interest and a note in the principal amount of $19,445 was converted into common stock of the Company. The balance of the notes remain outstanding beyond their original maturity dates.

     The second private placement, ending in September 1995, included $400,000 in notes payable bearing interest at 12 percent per annum (increased to 15 percent in 1996) and due six months from the date of issuance. Noteholders were also issued a warrant to purchase a Convertible Adjustable Secured Bond (CAS Bonds) in the amount of $50,000 for a total consideration of $800. In January 1996, the Company exchanged each warrant to purchase CAS Bonds in the face amount of $50,000 for a warrant to purchase 16,666 shares of common stock for $100. In 1996, principal payments aggregating $14,980 were made to the noteholders. In 1997, principal payments totaling $260,010 were made to the noteholders and notes with a principal balance of $125,010 were converted into common stock of the Company. Costs associated with these private placements amounting to $47,000 were capitalized and amortized over the initial term of the notes as interest expense.

On February 10, 1997, a noteholder of the Company, obtained a default judgment against the Company in the amount of $37,814, representing the principal amount of the loan of $30,000 plus interest and attorneys' fees. The Company's bank has been served with a notice of garnishment and funds in the amount of approximately $14,600 have been offset in favor of this judgment. Post judgment interest of 12% per annum accrues on the unpaid portion of the judgment.

The Company has a promissory note in the amount of $45,000 dated October 1, 1997. The note resulted from a settlement agreement whereby the Company agreed to pay an individual $45,000 as follows: 18 consecutive monthly installments of $500 commencing November 1, 1997; six consecutive monthly installments of $1,000 commencing May 1, 1999; and a final payment of $30,000 due November 1, 1999. No interest is stated in the agreement; however, interest is imputed at 5.867%. The balance of this note was $39,954 at December 31, 1997 of which $3,759 is considered current.

Subsequent to year end the Company entered into an agreement dated March 23, 1998 whereby the Company agreed to pay an individual $98,482, in settlement of a judgment obtained several years ago. Payments are to be made as follows:
$14,593 on March 23, 1998; 23 monthly payments of $1,000 commencing October 31, 1998, and a final payment of $74,360 on September 30, 2000. No interest is stated in the agreement; however, interest is imputed at 5.867%. The balance of this agreement was $98,482 at December 31, 1997, of which $12,342 is considered current.

Aggregate maturities of long-term obligations for the three years following December 31, 1997 are as follows:

               1998                                $141,095
               1999                                  43,337
               2000                                  78,998

NOTE G - NOTES PAYABLE TO AFFILIATES

     On April 17, 1996, pursuant to a letter agreement, TVC borrowed 250,000 shares of trading securities from Einzelhaft for a term of 18 months ending on October 17, 1997. TVC agreed as follows:

       1. To repay Einzelhaft the value of the shares on April 17,1996; or
       2. To return the 250,000 shares to Einzelhaft on October 17,1997; or
       3. To repay Einzelhaft the proceeds from the sale ofthe shares and return any unsold shares at October 17, 1997.

Since TVC had no market risk, the sale of 181,885 shares during 1996, for a total of $311,464 was recorded as a payment on the loan from Einzelhaft. On December 31, 1996, the Company purchased the remaining 68,115 shares from Einzelhaft at the fair market value on that date of $102,173.

NOTE H - OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                          1997            1996

Royalties payable                       $17,290         $29,684
Sales tax payable                           477             715
Reserve for contingencies (note L)       56,564         134,289
Refunds to customers                     16,190            -
Rent payable                             23,160            -
Commissions payable                        -              6,300
Other                                    29,335          34,592
                                        _______          ______
                                       $143,016        $205,580



NOTE I - INCOME TAXES

At December 31, 1997 and 1996, the Company has approximately $3,202,000 and $2,997,000, respectively, of net operating loss carryforwards for income tax purposes which are available for offset against future taxable income, subject to certain limitations. Such losses expire in the years 2006 through 2012. At December 31, 1997 and 1996, deferred tax assets of approximately $480,000 and $212,000, respectively, exist principally with respect to these net operating losses. Based on an assessment of all available evidence as of December 31, 1997, management has concluded that these deferred tax assets should be reduced by valuation allowances equal to the amounts of the deferred tax assets. Accordingly no tax benefits are recognized in the financial statements presented since the realization of future taxable income cannot be assured.

NOTE J - COMMON STOCK

     The Company is authorized to issue 10,000,000 shares of common stock, par value $.001. At December 31, 1997 and 1996, 5,601,083 and 3,812,275 shares, respectively, were issued and outstanding. Each share is non-assessable and entitled to one vote. Stockholders do not have cumulative voting rights for the election of directors, nor do they have any preemptive rights to receive additional shares, should any be issued.

In July 1996, the Company signed a Subscription Agreement, as amended November 19, 1996, with Euro Pacific Securities Service GmbH & Co KG (EPS) whereby EPS agreed to purchase up to 1,000,000 units of stock from the Company at a price of $1.00 per unit. Each unit consists of one share of common stock of the Company and one warrant to purchase one additional share of common stock at $2 per share. The warrants expire on December 31, 1999. During 1997 and 1996, the Company received $535,000 and $340,000, respectively, from EPS.

     The Company also entered into a Consulting Agreement with EPS and as compensation for services rendered by EPS in connection with the Subscription Agreement, issued 12,000 shares of its common stock to EPS. The fair market value of these shares and other costs associated with the Subscription Agreement aggregating $67,625, have been charged against paid- in capital in the consolidated balance sheet.

     In addition, the Company paid a fee to EPS of $100,000 from the proceeds received from the sale of common stock.

On May 16, 1997, the Company entered into a new stock subscription agreement with EPS whereby EPS agreed to purchase up to 1,000,000 units of stock and warrants from the Company at $1.25 per unit. During 1997, the units were exchanged for a note. EPS failed to make the required payments under the note and in September 1997, the agreement became void. The 1,000,000 shares were issued to an escrow agent upon signing the agreement and as of the date of this report have not been returned to the Company.

In 1997, the Company issued 788,808 shares of its common stock to noteholders in exchange for notes outstanding in the principal amount of $226,000, accrued interest of $82,000 and outstanding warrants to purchase 183,000 shares of the Company's common stock.

Under a stock option agreement with an employee, there are 86,000 options outstanding at December 31, 1997 and 1996, all of which are exercisable. The options are exercisable at a price of $5.00 per share and expire on May 10, 1999.

The Company has common stock warrants outstanding as follows at December 31,

                                                         1997        1996


Warrants exercisable at $5.00 per share                22,000      22,000
Warrants exercisable at $2.00 per share             1,000,000     340,000
Warrants exercisable at under $1.00 per share           -         149,996
                                                    _________    ________
                                                    1,022,000     511,996


The warrants issued to noteholders in 1995 with an exercise price of less than $1.00 per share were recorded by a credit to paid-in capital in the amount of $134,000, the approximate fair market value of the warrants at date of issue, with a corresponding charge to other non-current assets. This amount was amortized to interest expense in the consolidated statement of operations over the initial term of the loans received from holders of the warrants. Amortization for 1996 was approximately $67,000.

NOTE K - COMMITMENTS AND CONTINGENCIES

     Under a lease agreement dated April 1997, the Company occupies an office facility owned by the spouse of the Chairman of the Board and Chief Executive Officer of the Company.

Rental expense under this lease amounted to $55,800 for 1997. Total rental expense was $80,765 and $49,670 for 1997 and 1996, respectively. Future commitments for this lease are approximately: $43,000 for 1998 and $20,000 for 1999.

   The Company has one distributorship agreement in effect under which the Company has agreed to pay specified amounts or percentages of sales to distributors in exchange for their marketing services. All amounts paid or owed under these agreements are included in cost of sales and accounts payable, if applicable, in the consolidated balance sheet or statement of operations.

In October 1997, the Company established an Employee Stock Option Plan whereby qualified employees can purchase stock of the Company. As of December 31, 1997 and the date of this report, there have been no purchases under the plan.

On August 31, 1998, the Company granted two consultants, as payment for outside consulting services, options to purchase 800,000 shares of Common Stock upon completion of various tasks as stated in the consulting contract. The first options are for 200,000 shares exercisable at $.25 per share. The second options are for 150,000 shares exercisable at $.25 per share. The third options are for 150,000 shares exercisable at $.30 per share. The fourth options are for 100,000 shares exercisable at $.35 per share. The fifth options are for 100,000 shares exercisable at $.40 per share and the sixth options are for 100,000 shares exercisable at $.45 per share. All of the options expire on August 31, 1999. None of the options have been exercised as of the date of this report.

NOTE L - LEGAL MATTERS

During 1997 and subsequent to year end, the Company entered into settlement agreements on various lawsuits, judgments or courses of action for breach of contract. The estimated liabilities of these cases total $56,564 which is included in other liabilities in these financial statements.

The Company is engaged in various civil complaints and lawsuits as defendant involving primarily product liability and breaches of contract. A trade name dispute was subsequently settled by the Company agreeing to change its name within six months. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

NOTE M - NONCASH FINANCING ACTIVITIES

     During the year, stock in the amount of $144,455 was issued for the payment of notes payable and accrued interest.