Form 10QSB
period 1998-03-31
ATLANTA TECHNOLOGY GROUP INC
filed 1998-12-10
CIK 915250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                            Washington 25, D.C. 20549

                                  FORM 10-QSB

 (Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

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
 incorporation or organization)


                           5535 STATE BRIDGE RD.
                           ALPHARETTA, GA 30022
             (Address of principal executive offices, zip code)


                             (770) 814-2442
                         (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to  such filing requirements for the past 90 days.    Yes [ ]  No [X]

As of March 31, 1998 the Registrant had 5,738,883 shares of Common Stock outstanding.

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


                                                  As of
                                        						March 31, 1998

CURRENT ASSETS

Cash      						                               $     39,087

Accounts receivable-trade           					           121,399

Inventory                                   						   90,099

Other current assets              					               9,564
                                                     _______

TOTAL CURRENT ASSETS                  					         260,149



EQUIPMENT AND FIXTURES

Equipment and fixtures, net                					     80,901

OTHER ASSETS     								                               730
                                                    ________

TOTAL ASSETS                 						              $  341,780


                    See notes to financial statements



                     ATLANTA TECHNOLOGY GROUP, INC.

                      CONSOLIDATED BALANCE SHEET
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Unaudited)


                                                          As of
                                    					            March 31, 1998

CURRENT LIABILITIES
Notes payable                                  					   $  98,030

Notes payable to shareholders and affiliates				         123,087

Accounts payable - trade                           				  254,813

Accrued liabilities							                               239,852

Other current liabilities							                          40.700
                                                        ________
TOTAL CURRENT LIABILITIES     				                       756,482

LONG TERM OBLIGATIONS						                              122,335
SHAREHOLDERS' EQUITY

Common stock                                      					    5,739

Additional paid-in capital                    					    5,131,581

Retained earnings (deficit)                   				    (4,299,357)

Stock subscription receivable					                    (1,375,000)

Total Shareholders' Equity                  					       (537,037)
                                                       _________

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY           				                   $  341,780

                     See notes to financial statements.



                     ATLANTA TECHNOLOGY GROUP, INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                  					                    	         Three-Months
              						                                Ended March 31,

                                      						   1998                1997
                                                  						    (As restated)

Revenues     					                        $  297,336 	         $   413,127

Cost of Sales                                113,460               183,249
                                             _______              ________

Gross profit                                 183,876               229,878

Operating expenses                           261,905               269,034
                                            ________              ________
Loss from operations                         (78,029)              (39,156)

Gain on sale of securities                     -                    26,306
                                            _________              ________
Net loss                                  $  (78,029)           $  (12,850)

Basic weighted average common shares
outstanding                                5,738,883             4,002,650

Basic loss per share                         $(.01)                  $.00

                     See notes to financial statements


                       ATLANTA TECHNOLOGY GROUP, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                 Three Months Ended
                                                      March 31,
                                                   1998          1997
                                                   ____          ____

CASH FLOWS FROM OPERATING ACTIVITIES                           (As Restated)

Net Income                                     $ (78,029)       $  (12,850)

Adjustments to reconcile net loss to net
cash provided by operating activities:
       Depreciation and Amortization               7,403             5,998

Changes in operating assets and liabilities:
    Decrease in accounts receivable               42,750           (37,549)
    Decrease in other current assets              (8,650)           (6,434)
    Increase in current liabilities               17,544           (22,589)
                                                  ______          _________
Net cash used by operating activities            (18,982)          (73,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in marketable securities               -               71,594
    Decrease in equipment, fixtures and
      computers                                     -               (1,089)
    Increase in other noncurrent assets             -              (15,685)
                                                 _________         _________
Net cash provided by investing activities           -               54,820
                                                 _________         _________

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments received on stock subscriptions        -             260,000
     Payments on notes payable                   (43,065)         (387,295)
     Proceeds from notes to affiliates             9,000          (108,000)
     Issuance of stock upon conversion of
      debt and for purchase of stock warrants     25,000           226,534
                                                  ______          _________
Net cash used by financing activities             (9,065)           (8,761)
                                                  _______         _________

NET (DECREASE)INCREASE IN CASH                   (28,047)          (27,365)

CASH AT BEGINNING OF PERIOD                       67,134           163,583
                                                  _______          _________
CASH AT END OF PERIOD                         $   39,087         $ 136,583

            See notes to financial statements

                   ATLANTA TECHNOLOGY GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED
                        MARCH 31, 1998
                          (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Consolidated Statement of Operations for the Three Months Ended March 31, 1998 is not necesssarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

2.  Organization and Company Relationships

    (A)  The Company

    Atlanta Technology Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware in October 1993. The Company is the parent company of two Georgia corporations, Time Value Corporation and Net City, Inc.


Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Atlanta Technology Group, Inc. ("ATG") is a holding company based in Atlanta Georgia with two subsidiaries in the information technology field. The primary subsidiary is Time Value Corporation. a Georgia corporation ("TVC") that was formed to develop, market and support a medical cost containment system designed to reduce the clinical and administrative costs of producing documentaiton, corespondence and record keeping for the medical community. The medical cost containment system is known as DocumentPlus. Net City, Inc. is not currently conducting operations.

Liquidity and Capital Resources

     Working capital decreased from $(450,705) at December 31, 1997 to $(496,333) at March 31, 1998. The decrease was the result of the Company incurring losses on operations for the quarter ended March 31, 1998.

     In March 1998, the Company repaid a note to a certain investor and exchanged the balance of the note for 137,800 shares of common stock.

     ATG plans to derive its income from the sale of Time Value Corporation's existing products, including products released or to be relesed in 1998, from the sale of scannable forms and technical support fees. Until ATG's revenues are sufficient to fund its subsidiaries' operations, ATG will need additional outside sources of capital to finance its subsidiaries opeerations and research and development activities. ATG anticipates that the proceeds from private placements will be sufficient to finance its subsidiaries' activities until revenues are sufficient to fund such activities.

Results of Operations - Three Months Ended March 31, 1998

     Revenues for the first quarter ended March 31, 1998 were $297,336 a decrease of $115,791 from revenues of $413,127 for the first quarter ended March 31, 1997. The decrease for 1998 was the result of decreased hardware and software sales. Recurring revenue from form sales increased 18% over the same period of 1997.

    Gross profits for the first quarter ended March 31, 1998 decreased to $183,876 from $229,878, as restated, for the same period of 1997. The primary reason for the decrease was the decrease in sales of hardware and software. TVC lowered its cost of goods sold in the first quarter of 1998 to 38% from 44% (as restated) in the first quarter of 1997. The reason for this was the increase in recurring form sales which carry a lower cost of goods than hardware sales.

     Operating expenses for the quarter ended March 31, 1998 were $261,905, a decrease of $7,129 from the $269,034 (as restated) for the period ended March 31, 1997. Operating expenses for 1998 decreased due to reductions in interest, rent and labor expenses.

    Net loss for the quarter ended March 31, 1998 was $78,029. This represents an increase of $65,179 from the net loss of $12,850 (as restated) for the quarter ended March 31, 1997.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company may be subject, from time to time, in various legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company is not currently a party to any legal proceedings the result of which t believes could have a material adverse effect upon its business, properties or financial condition.

Item 2.  CHANGES IN SECURITIES

In February 1998, the Company issued 137,800 shares of its common stock to an investor in exchange for forgiveness of a note payable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.  OTHER INFORMATION

Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Not applicable

(b) The Company did not file any Reports on Form 8-K during the period ending March 31, 1998.

                       ATLANTA TECHNOLOGY GROUP, INC.

                                Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.


                                           ATLANTA TECHNOLOGY GROUP, INC.


                                           /s/ James E. Cassidy
                                           Chief Financial Officer