Form 10QSB
period 1998-06-30
ATLANTA TECHNOLOGY GROUP INC
filed 1998-12-10
CIK 915250

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to  such filing requirements for the past 90 days.    Yes []  No [X]
As of June 30, 1998 the Registrant had 5,738,883 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]


                          ATLANTA TECHNOLOGY GROUP, INC.

                        PART I.     FINANCIAL INFORMATION

                       Item 1.   FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                  (Unaudited)


                                                         As of
                                        						       June 30, 1998

CURRENT ASSETS

Cash           						                               $    27,518

Accounts receivable-trade                  					        153,709

Inventory                                   						       80,135

Other current assets                      					          11,714
                                                        _______
TOTAL CURRENT ASSETS                  					             273,076


EQUIPMENT AND FIXTURES

Equipment and fixtures, net                					        78,151

OTHER ASSETS

Other assets                   						                     728
                                                        _____
TOTAL ASSETS              						                     $351,955


                   See notes to financial statements

                      ATLANTA TECHNOLOGY GROUP, INC.

                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                               (Unaudited)


                                                        As of
                              					                June 30, 1998

CURRENT LIABILITIES

Notes payable                            					      $    135,530

Notes payable to shareholders and affiliates     				    123,087

Accounts payable - trade                                 271,063

Other current liabilities                           	 		 218,360
                                                         _______
TOTAL CURRENT LIABILITIES     				                       748,040

LONG TERM OBLIGATIONS (less current portion)			          122,335

SHAREHOLDERS' EQUITY

Common stock                                      					    5,739

Additional paid-in capital                    					    5,131,581
                                                      ___________
Retained earnings (deficit)                   					   (4,280,740)

Stock subscription receivable						                   (1,375,000)

Total Shareholders' Equity                  					       (518,420)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY              				                $  351,955

                 See notes to financial statements.

                  ATLANTA TECHNOLOGY GROUP, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                  					                         Six-Month Period
         						                             	    Ended June 30,

                                                 1998          1997
                                                            (As restated)

Revenues     					                         $   671,128     $  716,992

Cost of sales                                  252,913        319,867
                                               _______        _______
Gross profit                                   418,215        397,125

Operating Expenses                             477,627        397,434
                                               _______       ________

Income (loss) before income tax                (59,412)          (309)

Provision for income tax                          -             -
                                              __________    ___________
Net income (loss)                              (59,412)          (309)

Basic weighted average common shares
outstanding                                  5,722,134      4,298,492

Earnings (loss) per share                      $(.01)           $.00

                   See notes to financial statements

                       ATLANTA TECHNOLOGY GROUP, INC.

                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                                   Three Month Period
                                                     Ended June 30,
                                                 1998            1997
                                                _____            ____
                                                              (As Restated)

Revenues                                    $373,792         $ 303,865

Cost of Sales                                139,453           136,618
                                             _______         _________
Gross profit                                 234,339           167,247

Operating expenses                           215,722           154,706
                                             _______          ________

Income (loss) before income taxes             18,617            12,541

Provision for income taxes                     -                 -
                                             _______           _________
Net income                                    18,617            12,541

Basic weighted average common shares
outstanding                                5,738,883         4,591,083

Basic earnings per common share               $.00               $.00

                  See notes to financial statements.

                    ATLANTA TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                                   Six-Month Period
                                                    Ended June 30,
                                                1998          1997
                                                ____         _____
                                                           (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income(loss)                           $ (59,412)        $    (309)

Adjustments to reconcile net income(loss)
to net cash provided by operating activities:
    Depreciation and amortization              5,128            12,817

Changes in operating assets and liabilities:
    Decrease in marketable securities           -              102,173
    Decrease(omcreae)in accounts receivable   10,440           (56,936)
    Increase in other current assets            (834)          (15,847)
    Decrease in current liabilities          (33,963)         (185,834)
                                            _________        __________
Net cash provided(used) by operating
activities:                                  (78,641)         (143,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in equipment and fixtures         5,025             1,956
    (Increase)decrease to other noncurrent
      assets                                     -              (1,000)
                                              _______         _________
Net cash provided by investing activities      5,025               956

CASH FLOWS FROM FINANCING ACTIVITIES:
    Conversion of notes payable and issuance
     of common stock for warrants             25,000           226,530
    Borrowings(repayments)from affiliates      9,000           (60,000)
    Decrease in notes payable                   -             (472,045)
    Proceeds from payment of stock
    subscriptions                               -              360,000
                                             ________         _________
 Net cash provided by financing
    activities:                              34,000             54,485

NET DECREASE IN CASH                        (39,616)           (88,495)

CASH AT BEGINNING OF PERIOD                  67,134            163,583

CASH AT END OF PERIOD                        27,518             75,088

                    See notes to financial statements

ATLANTA TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 1998
(Unaudited)

1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Consolidated Statement of Operations for the Six Months Ended June 30, 1998 is not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

2.  Organization and Intercorporate Relationships:

(a)  The Company

Atlanta Technology Group, Inc. (the "Company") was incorporated under the laws of the State of Delawaer in October 1993. The Company is the parent company of two Georgia corporation, Time Value Corporation adn Net City Inc.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Atlanta Technology Group, Inc. ("ATG") is a holding compamy based in Atlanta, Georgia with two subsidiaries in the information technology field. The primary subsidiary is Time Value Corporation, a Georgia corporation ("TVC") that was formed to develop, market and support a medical cost containment system designed to reduce the clinical and administrative costs of producing documentation, correspondence and record keeping for the medical community. The medical cost containment system is known as DocumentPlus. Net City Inc. is not currently conducting operations.

Liquidity and Capital Resources

Working capitl decreased from $(450,705) at December 31, 1997 to $(471,964) during the six months ended June 30, 1998. This decrease was the result of the Company incurring losses on operations during the first quarter 1998.

ATG plans to derive its income from the sale of its subsidiaries' existing products, including products released or to be released in 1998, and from the sale of scannable forms and technical support for the DocumentPlus system. Until ATG's revenues are sufficient to finance its subsidiaries' operation, ATG will need additional outside sources of capital to finance its subsidiaries' operations and research and development activities. ATG anticipates that the proceeds from private placements and the payment of the remaining stock subscription receivable will be sufficient to finance its subsidiaries' activities until revenues are sufficient to fund such activities.

Results of Operations - Three Months Ended June 30, 1998

Revenues for the second quarter ended June 30, 1998 were $373,792, an increase of $69,927 from revenues of $303,865 for the second quarter ended June 30, 1997. Operating expenses increased from $154,706 during the second quarter ended
June 30, 1997 to $215,722 for the second quarter ended June 30, 1998.

Gross profits for the second quarter ended June 30, 1998 increased to $234,339 from $209,197 for the same period of 1997. Cost of sales during the second quarter ended June 30, 1998 increased by $2,835 primarily because of increased sales of the hardware and software during the quarter.

Net earnings for the quarter ended June 30, 1998 were $18,617. This represents an increase of $6,076 over earnings of $12,541 for the same period of 1997.
The increase was attributable to increased sales of the hardware, software and forms.

Results of Operations - Six Months Ended June 30, 1998

Revenues for the six month period ended June 30, 1998 were $671,127, a decrease of $45,865 over revenues of $716,992 for the six month period ended June 30, 1997. During this quarter, the Company incurred operating expenses of $477,627 an increase of $80,193 from $397,434 during the six months ended June 30, 1997. Increased operating costs were accounted for primarily by increased travel expenses for attendance at seminars.

Cost of sales during the six month period ended June 30, 1998 decreased by $66,954 primarily because increased sales of the customized forms have allowed the Company to purchase these forms in greater quantities which results in a lower cost of sales.

Gross profits for the six months ended June 30, 1998 increased to $418,215 from $397,125 for the same period of 1997. The primary reason for this increase was increased sales in the second quarter of 198.

The Company incurred a net loss for the six months ended June 30, 1998 of $(59,412). This compares to a loss of $309 for the six months ended June 30, 1997. This increase was due primarily to decreased sales of hardware and software in the first quarter of 1998.

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

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Not applicable.

   (b) The Company did not file any Reports on Form 8-K during the period ended June 30, 1998.

ATLANTA TECHNOLOGY GROUP, INC.

Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ATLANTA TECHNOLOGY GROUP, INC.


/s/ James E. Cassidy
-------------------
Chief Financial Officer



Datr:  December 9, 1998