Form 10QSB
period 1998-09-30
ATLANTA TECHNOLOGY GROUP INC
filed 1998-12-16
CIK 915250

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington 25, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                                                  Commission File No. 0-23062



                           ATLANTA TECHNOLOGY GROUP, INC.
                 (Exact name of issuer as specified in its charter)



       Delaware          				                     58-2077053
(State or other jurisdiction of         		     	(I.R.S. Employer
  incorporation or organization)                 Identification Number)


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

As of September 30, 1998 the Registrant had 5,738,883 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]


                       ATLANTA TECHNOLOGY GROUP, INC.

                   PART I.     FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEET
                                   ASSETS
                                (Unaudited)

                                                          As of
                                        		   September 30, 1998

CURRENT ASSETS

Cash      						                                 $    35.420

Accounts receivable-trade                  	         142,900

Inventory                                  	          75,257

Other current assets                       	          11,639
                                                     ________
TOTAL CURRENT ASSETS                      		         265,216


EQUIPMENT AND FIXTURES

Equipment and fixtures, net                     		    73,740

OTHER ASSETS

Other assets                                   			       728
                                                      _______
TOTAL ASSETS                            				      $  339,684


                       See notes to financial statements

                        ATLANTA TECHNOLOGY GROUP, INC.

                        CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                              (Unaudited)


                                                       As of
                                               September 30, 1998

CURRENT LIABILITIES

Notes payable                                        $  135,530

Notes payable to shareholders and affiliates            123,087

Accounts payable - trade                                268,091

Other current liabilities                               216,047
                                                       ________

TOTAL CURRENT LIABILITIES               		              742,755

Notes payable - noncurrent	                  			        122,335

SHAREHOLDERS' EQUITY

Common stock                                              5,735

Additional paid-in capital                      	     5,131,581

Retained earnings (deficit)                     	    (4,287,726)

Stock subscription receivable	                			   ( 1,375,000)

Total Shareholders' Equity                      	      (525,406)
                                                   ____________
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          			      $339,684

                   See notes to financial statements.


                        ATLANTA TECHNOLOGY GROUP, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)

                          		                    Nine-Months
                                        						Ended Sept. 30,
                                                 1998         1997
                                                            (As restated)
Revenues     		                           $    974,522     $   985,295

Cost of sales                     	            351,016         446,149
                                               -------         --------
Gross profit                                   623,506         539,146

Operating expenses               		            689,905         563,810
                                                -------        -------
Income(loss) from operations 		                (66,399)        (24,664)

Provision for taxes                     		        - 	             -
						                                         _________       _________
Net profit (loss)                 	          $ (66,399)      $ (24,664)


Basic weighted average common
shares outstanding              		           5,727,778       4,477,680

Basic earnings(loss) per share                 $   (.01)       $ (.01)

                           See notes to financial statements

                           ATLANTA TECHNOLOGY GROUP, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                     Three Months
                                                     Ended Sept. 30

                                          				1998               1997
                                                            (As restated)

Revenues                     			            $  303,394         $268,303

Cost of Sales                     		            98,103          129,282
                                               -------          -------
Gross profit                		                 205,291          142,021


Operating expenses                      		     212,278          166,376
                                              --------          -------
Profit(loss) from operations 	    		            (6,897)         (24,355)

Provision for taxes                               -                 -
                                              ---------         --------
Net profit(loss)                   				  	    $ (6,987)        $(24,355)


Basic weighted average common shares
outstanding            			                   5,727,778        4,830,213


Earnings(loss) per share                     		$.(01)         $  (.01)

                             See notes to financial statements.

                            ATLANTA TECHNOLOGY GROUP, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                             Nine Months
                                                           Ended Sept. 30,

                                        					       1998               1997
                                                                (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)         		                      $  (66,398)     $ (24,664)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
     Depreciation and amortization                    10,694         21,086

Changes in operating assets and liabilities:
     Increase(decrease) in accounts receivable        21,249        (96,814)
     Increase(decrease) in inventory			               11,771         (2,802)
     Decrease (increase)in other current assets   	   (7,652)        88,890
    (Decrease)increase in accounts payable 	          16,070        (60,929)
    (Decrease)increase in other current liabilities  (55,318)      (177,690)
                                                     -------       --------
Net cash used by operating activities                (69,584)      (252,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to equipment and fixtures   	          3,870        ( 1,542)
      (Increase) in other noncurrent assets                          (1,000)
                                                      -------      ----------
Net cash provided (used) by investing activities       3,870         (2,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Conversions of notes payable and the issuance
      of common stock                                 25,000        226,455
      Proceeds from stock subscriptions receivable	      -          435,000
     (Decrease) in  notes payable	                       -         (498,082)
     (Decrease)Increase in borrowings from affiliates  9,000        (75,000)
      Increase (decrease) in long-term borrowing         -           36,000
                                                      -------        -------
Net cash provided by financing activities             34,000        124,452


NET (DECREASE) INCREASE IN CASH             	        (31,714)      (130,923)

CASH AT BEGINNING OF PERIOD          		               67,134        163,583

CASH AT END OF PERIOD                       	      $  35,420      $  32,660

                        See notes to financial statements.

                            ATLANTA TECHNOLOGY GROUP, INC
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED
                              SEPTEMBER 30, 1998
                                   (Unaudited)

1.      Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. The unaudited Statement of Operations for the Nine Months Ended September 30, 1998 is not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statement of the Company.

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

Liquidity and Capital Resources

Working capital decreased from $(450,705) at December 31, 1997 to $(477,539)
at September 30,1998.   This decrease was the result of the Company incurring
losses on operations during the first and third quarters.

Results of Operations- Three Months Ended September 30, 1998

Revenues for the third quarter ended September 30,1998 were $303,394, an increase of $35,091 from revenues of $268,303, as restated, for the third quarter ended September 30, 1997. The primary reason for this increase was the increase in recurring revenue generated from the sale of scannable forms, and an increase in revenue from technical support.

Costs of sales during the third quarter ended September 30, 1998 were lowered from 48%, as restated, to 32% due to a higher percentage of product sales (forms) which carry a lower cost of sales than the sales of systems.

Gross profits for the third quarter ended September 30, 1998 increased to $205,291 from $142,021 for the same period of 1997.

The Company incurred increased operating expenses rising from $166,376, as restated, during the third quarter ended September 30,1997 to $212,278 for the third quarter ended September 30,1998. Increased operating expenses were accounted for primarily by increases in advertising, telephone, salaries and professional fees which were partially offset by decreases in trade show and insurance expenses.

Results of Operations - Nine Months Ended September 30, 1998

Revenue for the nine month period ended September 30, 1998 was $974,522, a decrease of $10,773 from revenues of $985,295 for the nine month period ended September 30, 1997. The reason for the decrease was the decrease in system
sales during the first quarter.   Operating expenses increased from $563,810,
as restated, during the nine months ended September 30,1997 to $689,905, an increase of $126,095 for the nine months ended September 30,1998.

Costs of sales during the nine month period ended September 30, 1998 decreased from 48% to 36% primarily because the sales which were generated during this period reflect the increase in form sales which carry a lower cost of sales than sales of systems.

Gross profits for the nine months ended September 30, 1998 increased to $623,506 from $539,146 for the same period of 1997. The primary reason for this increase was the lowering of the cost of goods on sales during the third quarter.

The Company incurred increased operating expenses rising from $563,810, as restated, during the third quarter ended September 30,1997 to $689,905 for the nine months ended September 30,1998. Increased operating expenses were accounted for primarily by increases in advertising, professional fees, salary expenses, and telephone which were partially offset by decreases in insurance and trade show expenses.

Net loss for the nine months ended September 30, 1998 was $(66,399) an increase of $41,735 over the loss of $(24,664) as restated for the nine months ended September 30, 1997. This increase was due to increases in labor and interest expenses during the nine month period.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings the result of which it believes could have a material adverse effect upon its business, properties or financial condition.

Item 2.    CHANGES IN SECURITIES

    	None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders for a vote.

Item 5.    OTHER INFORMATION

    Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Not applicable

    (b) The Company filed a Report on Form 8-K during the period ended September 30, 1998 to report the change in auditing firms.



                        ATLANTA TECHNOLOGY GROUP, INC.

                                 Signatures


In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        					ATLANTA TECHNOLOGY GROUP INC.



                                                   By:/s/ James E. Cassidy
                                                         James E. Cassidy
                                             					  Chief Financial Officer


Date:  December 15, 1998